Form 10QSB
period 2000-03-31
YOUTH STREAM MEDIA NETWORKS INC
filed 2000-05-15
CIK 1103926

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-27556

                        YOUTHSTREAM MEDIA NETWORKS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               Delaware                                13-4082185
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation of Organization)

  529 Fifth Avenue, New York, New York                   10017
(Address of Principal Executive Offices)               (Zip Code)


                                 (212) 622-7300
              (Registrant's Telephone Number, Including Area Code)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

At May 3, 2000 there were 27,927,251 shares of Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):

Yes            No     X

                        YouthStream Media Networks, Inc.
                                   Form 10-QSB
                                      Index

                                                                         Page
PART I--FINANCIAL INFORMATION                                           Number

Item 1   Financial Statements

         Consolidated balance sheets - March 31, 2000
           (unaudited) and June 30, 1999...............................      1

         Consolidated statements of operations - three months and nine
           ended March 31, 2000 and 1999 (unaudited)...................      2

         Consolidated statements of cash flows - nine months ended
           March 31, 2000 and 1999 (unaudited).........................      3

         Consolidated statement of stockholders' equity - nine
           months ended March 31, 2000 (unaudited).....................      5

         Notes to consolidated financial statements....................      6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................      10

PART II--OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K................................      12

Signatures.............................................................      13

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        YouthStream Media Networks, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                             March 31,     June 30,
                                                               2000          1999
                                                            -----------   -----------
                                                            (Unaudited)
       ASSETS
       Current assets:
           Cash and cash equivalents                         $  42,220     $   7,046
           Restricted Cash                                       1,328             -
           Accounts receivable, net of allowance for
             doubtful accounts of $321 and $158 at
             March 31, 2000 and June 30, 1999, respectively      7,286         2,653
           Inventories                                             887           852
           Prepaid expenses and other current assets             6,503           823
                                                            -----------   -----------
       Total current assets                                     58,224        11,374

       Property and equipment, net of accumulated
           depreciation of $5,645 and $3,760 at
           March 31, 2000 and June 30, 1999, respectively       11,404         4,360
       Deferred financing costs, net of accumulated
           amortization of $310 and $174 at March 31, 2000
           and June 30, 1999, respectively                         588           724
       Intangible assets, net of accumulated amortization
          of $14,713 and $1,370 at March 31, 2000 and
          June 30, 1999, respectively                          222,540        13,663
       Other assets                                              2,816           131
                                                            -----------   -----------

       Total assets                                          $ 295,572     $  30,252
                                                            ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
           Accounts payable                                  $   3,313     $   1,442
           Accrued employee compensation                           883           561
           Other accrued expenses                                1,628         1,048
           Deferred revenues                                       575           521
           Current portion of deferred purchase price            2,000             -
           Current portion of capital lease obligation             767             -
           Current portion of long-term debt                     1,384           857
                                                            -----------   -----------
       Total current liabilities                                10,845         4,429

       Capital lease obligation, net of current portion          1,304             -
       Long-term debt                                            7,494         6,589
       Deferred rent                                               295             -
       Deferred purchase price                                   2,000             -

       Commitments and contingencies                                 -             -

       Stockholders' equity:
           Preferred stock, $.01 par value, 5,000 shares
             authorized, no shares issued and outstanding            -             -
           Common stock, $.01 par value, 100,000 shares
             authorized, 27,873 shares and 14,897 shares
             issued and outstanding at March 31, 2000
             and June 30, 1999, respectively                       279           149
           Additional paid-in capital                          320,732        47,043
           Accumulated deficit                                 (47,056)      (27,958)
           Accumulated other comprehensive loss                    (26)            -
                                                            -----------   -----------
       Total stockholders' equity                              273,929        19,234
                                                            -----------   -----------

       Total liabilities and stockholders' equity            $ 295,572     %  30,252
                                                            ===========   ===========


                 See notes to consolidated financial statements
                                        1

                        YouthStream Media Networks, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  Three months ended       Nine months ended
                                                      March 31,                 March 31,
                                                  ------------------     --------------------
                                                    2000       1999        2000        1999
                                                    ----       ----        ----        ----

Net Revenues                                       $ 7,471    $ 4,169     $ 24,433    $10,979
Operating Expenses:
    Cost of goods sold                                 166          -        1,688          -
    Selling, general and administrative              9,895      3,876       22,393     10,785
    Corporate expenses                               1,271        853        3,156      3,111
    Depreciation and amortization                   12,626        520       15,228      1,500
                                                  --------   --------     --------   --------
Total operating expenses                            23,958      5,249       42,465     15,396
                                                  --------   --------     --------   --------

Loss from operations                               (16,487)    (1,080)     (18,032)    (4,417)

Equity loss in investment                             (850)         -       (2,890)         -
Interest income                                        493        130        1,065        257
Other income                                           704          -        1,745          -
Interest expense                                      (306)      (294)        (795)      (878)
                                                  --------   --------     --------   --------
Loss before provision for income taxes             (16,446)    (1,244)     (18,907)    (5,038)
Provision for income taxes                              99         32          191        125
                                                  --------   --------     --------   --------
Net loss                                           (16,545)    (1,276)     (19,098)    (5,163)
                                                  --------   --------     --------   --------
Other comprehensive loss
    Unrealized loss on available for sale
    marketable equity securities                       (26)         -          (26)         -
                                                  --------   --------     --------   --------
Comprehensive loss                                $(16,571)   $(1,276)    $(19,124)   $(5,163)
                                                  ========   ========     ========   ========

Net loss per basic and diluted common share         $(0.72)   $ (0.09)     $ (1.01)   $ (0.42)
                                                  ========   ========     ========   ========
Weighted average basic and diluted common
         shares outstanding                         23,091     13,808       18,853     12,207
                                                  ========   ========     ========   ========

                 See notes to consolidated financial statements

                        YouthStream Media Networks, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine months ended
                                                                                                March 31,
                                                                                 ----------------------------------------
                                                                                           2000               1999
                                                                                           ----               ----
       Cash Flows From Operating Activities

       Net loss                                                                      $  (19,098)        $   (5,163)
       Adjustments to reconcile net loss to
          net cash used in operating activities:
            Provision for bad debts                                                         110                 17
            Depreciation and amortization                                                15,228              1,500
            Amortization of deferred financing costs                                        136                190
            Amortization of original issue discount on Subordinated Notes                    27                  9
            Deferred rent                                                                    48                  _
            Changes in assets and liabilities:
              Increase in accounts receivable                                            (4,081)            (1,598)
              Increase in inventory                                                         (35)                 -
              Increase in prepaid expenses and other current assets                        (325)              (329)
              Increase (decrease) in accounts payable                                       725               (445)
              Increase in accrued employee compensation                                     322                 19
              (Decrease) increase in other accrued expenses                              (1,195)               210
              Increase (decrease) in deferred revenues                                       16               (331)
                                                                                     -----------        -----------
       Net cash used in operating activities                                             (8,122)            (5,921)
                                                                                     -----------        -----------

       Cash Flows From Investing Activities
          Capital expenditures                                                           (4,734)            (1,462)
          Unrealized loss on marketable equity securities                                   (26)                 -
          Other assets                                                                   (2,562)              (131)
          Payment for business acquisitions (net of cash acquired)                       (6,529)                 -
                                                                                     -----------        -----------
       Net cash used in investing activities                                            (13,851)            (1,593)
                                                                                     -----------        -----------

       Cash Flows From Financing Activities
          Net proceeds from sale of common stock and exercise of warrants and options    55,895             15,295
          Net proceeds from issuance of warrants in connection with long-term debt            -                188
          Repayment of long-term lease obligation                                          (153)                 -
          Proceeds from long-term debt                                                    1,971              4,502
          Repayment of long-term debt                                                      (566)            (1,500)
                                                                                     -----------        -----------
       Net cash provided by financing activities                                         57,147             18,485
                                                                                     -----------        -----------

       Increase in cash and cash equivalents                                             35,174             10,971

       Cash and cash equivalents at beginning of period                                   7,046              2,271
                                                                                     -----------        -----------

       Cash and cash equivalents at end of period                                     $  42,220          $  13,242
                                                                                     ===========        ===========


                 See notes to consolidated financial statements

                        YouthStream Media Networks, Inc.
                Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                                    Nine months ended
                                                                                                         March 31,
                                                                                          -----------------------------------------
                                                                                                     2000                  1999
                                                                                                     ----                  ----
       Supplemental cash flow information
          Cash paid for interest                                                            $         777          $        602
                                                                                          ================       ===============
          Cash paid for income taxes                                                        $         101          $         70
                                                                                          ================       ===============

       Noncash Financing Activities

          Issuance of warrants in connection with long-term debt                            $           -          $        552
                                                                                          ================       ===============
          Issuance of common stock in connection with acquisition of CollegeWeb             $       2,529          $          -
                                                                                          ================       ===============
          Issuance of common stock in connection with acquisition of Invino                 $       4,384          $          -
                                                                                          ================       ===============
          Deferred purchase price in connection with acquisition of Invino                  $       4,000          $          -
                                                                                          ================       ===============
          Issuance of common stock in connection with acquisition of sixdegrees             $     110,715          $          -
                                                                                          ================       ===============
          Issuance of warrants and options in connection with acquisition of sixdegrees     $      15,700          $          -
                                                                                          ================       ===============
          Issuance of common stock in connection with acquisition of CommonPlaces           $      78,934          $          -
                                                                                          ================       ===============
          Issuance of stock options in connection with acquisition of CommonPlaces          $       4,600          $          -
                                                                                          ================       ===============

                 See notes to consolidated financial statements

                        YouthStream Media Networks, Inc.
                 Consolidated Statement of Stockholders' Equity
               For the period from July 1, 1999 to March 31, 2000
                                 (In thousands)
                                   (Unaudited)



                                                                               Common Stock               Additional
                                                                        -----------------------------      Paid-in
                                                                          Shares           Amount          Capital
                                                                          ------           ------          -------

Balances at June 30, 1999                                                    14,897          $  149          $47,043
Issuance of common stock, net of issuance costs                               2,477              25           52,950
Issuance of common stock upon exercise of warrants                              736               7              289
Issuance of common stock upon exercise of stock options                         932              10            2,614
Issuance of common stock in connection with
   acquisition of CollegeWeb                                                    109               1            2,528
Issuance of common stock in connection with
   acquisition of Invino                                                        187               2            4,382
Additional stock options issued in connection with
   acquisition of American Passage                                                -               -            1,062
Issuance of common stock in connection with
   acquisition of sixdegrees                                                  3,742              37          110,678
Issuance of warrants and stock options in
   connection with acquisition of sixdegrees                                      -               -           15,700
Issuance of common stock in connection with
    acquisition of CommonPlaces                                               4,793              48           78,886
Issuance of stock options in connection with
    acquisition of CommonPlaces                                                   -               -            4,600
Unrealized loss on marketable equity securities
Net loss                                                                          -               -                -
                                                                          ---------       ---------        ---------

Comprehensive loss                                                                -               -                -
                                                                          ---------       ---------        ---------
Balances at March 31, 2000                                                   27,873          $  279         $320,732
                                                                          =========       =========        =========



                                                                                              Accumulated
                                                                                                 Other
                                                                          Accumulated        Comprehensive
                                                                            Deficit               Loss           Total
                                                                            -------               ----           -----

Balances at June 30, 1999                                                    $ (27,958)         $    -        $  19,234
Issuance of common stock, net of issuance costs                                      -               -           52,975
Issuance of common stock upon exercise of warrants                                   -               -              296
Issuance of common stock upon exercise of stock options                              -               -            2,624
Issuance of common stock in connection with
   acquisition of CollegeWeb                                                         -               -            2,529
Issuance of common stock in connection with
   acquisition of Invino                                                             -               -            4,384
Additional stock options issued in connection with
   acquisition of American Passage                                                   -               -            1,062
Issuance of common stock in connection with
   acquisition of sixdegrees                                                         -               -          110,715
Issuance of warrants and stock options in
   connection with acquisition of sixdegrees                                         -               -           15,700
Issuance of common stock in connection with
    acquisition of CommonPlaces                                                      -               -           78,934
Issuance of stock options in connection with
    acquisition of CommonPlaces                                                      -               -            4,600
Unrealized loss on marketable equity securities                                                    (26)             (26)
Net loss                                                                       (19,098)              -          (19,098)
                                                                             ---------        ---------        ---------

Comprehensive loss                                                             (19,098)            (26)          (19,124)
                                                                             ---------        ---------        ---------
Balances at March 31, 2000                                                   $ (47,056)          $ (26)        $ 273,929
                                                                             =========        =========        =========


                 See notes to consolidated financial statements

                        YouthStream Media Networks, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1.     Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries, Common Places, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), Network Event Theater, Inc. ("NET"), American Passage
Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent"), CollegeWeb.com, Inc. ("CollegeWeb") and Invino Corporation ("Invino") (collectively, the "Company"). All significant intercompany transactions have been eliminated.

The Company is a leading media, marketing services, promotions and Internet company targeting the young adult marketplace, particularly college and university audiences. Through the combination of a unique portfolio of targeted off-line media properties and two next generation on-line websites, namely mybytes.com and sixdegrees.com, the Company provides integrated, cost effective solutions to advertisers and sponsors looking to reach young adults. The Company's portfolio of on-line and off-line Internet and media services properties include:

      o sixdegrees, creator of sixdegrees.com, which provides individuals with the ability to administer their own personal virtual communities using a proprietary connection engine that members can use to find and connect to other members for a wide variety of purposes, including finding jobs, referrals, dates, introductions and recommendations;

      o CommonPlaces, creator of mybytes.com, one of the first full service Internet hubs designed for and targeting the college market which provides a self-evolving, personalized community with academic tools, campus based content and integrated advertising, e-commerce and lifestyle services including Pulsefinder.com, which is an on-line real time research and polling service that tracks and measures the latest trends in the college market;

      o NET, the nation's only national network of theaters on college campuses for delivering entertainment and educational events via digital satellite transmission;

      o American Passage, the leading college newspaper advertising placement service and the leading campus postering and promotions company;

      o Beyond the Wall, the largest print poster catalog with a circulation of over four million reaching over 600 campuses;

      o Campus Voice, an editorial wall media network reaching approximately 480 campuses through more than 3,700 boards generating more than 100 million passers-by each month;

      o HotStamp, the largest national free postcard advertising brand with niche programs on and off college campuses and at movie theaters, record stores, conventions and malls utilizing over 2,000 postcard racks that distribute over six million postcards each month; and

      o Trent, the leading on campus seller of wall posters to students at colleges and universities throughout the country including a chain of poster retail stores being rolled out nationally.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Form 10-KSB for the fiscal year ended June 30, 1999.

2.     Acquisitions

In February 2000, YouthStream acquired the remaining equity of CommonPlaces not owned by NET in a merger transaction. A new public holding company was created, namely YouthStream, and it exchanged 0.89 of its shares for each unit of CommonPlaces. In addition, YouthStream exchanged one of its shares for each share of NET presently outstanding. The effect of this transaction was that YouthStream became a public holding company and NET became a wholly owned subsidiary of YouthStream.

CommonPlaces unitholders, excluding NET, received 4,792,867 shares of the Company's common stock, valued at $78,934,000, or approximately $16.47 per share, the current three day average price per share when the merger was first announced in June 1999. The Company also issued 1,301,374 of its common stock options in exchange for the same number of options in CommonPlaces units valued at approximately $4,600,000, or $3.99 per option.

In January 2000, NET acquired sixdegrees pursuant to a merger agreement between NET and sixdegrees. The Company issued 2,742,536 shares of common stock and 999,957 shares of convertible preferred stock valued at $110,715,000, or approximately $29.583 per share, the current three day average price per share when the merger was announced in December 1999. The convertible preferred stock was converted into common stock in March 2000. The Company also exchanged 7,722,643 of its options and warrants for 640,979 of sixdegrees's options and warrants valued at approximately $15,700,000.

In October 1999, NET acquired Invino pursuant to a merger agreement between NET and Invino. Invino is the developer of an instant messaging application for the college market, which features the ability to drag and drop text, audio, video and other types of files into instant messages, and to conduct instant messaging with groups of people simultaneously. The purchase price aggregating $9,000,000 is payable in the Company's common stock, of which $3,486,000 (167,358 shares) was paid at closing, based on the 30 day average share price prior to the quarterly payment date. In December 1999, the Company issued an additional 19,301 shares valued at approximately $558,000 in connection with the first quarterly installment. As of March 31, 2000, the Company was obligated to issue an additional 27,325 shares of the Company's common stock valued at approximately $340,000 in connection with the second quarterly installment. These shares were issued in April 2000. The aggregate purchase price was recorded

                        YouthStream Media Networks, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

in October 1999 and the deferred purchase price included in the accompanying balance sheet represents the unpaid portion. Any differences between the use of the 30 day and 3 day average trading prices will be accounted for as an adjustment to the purchase price. For accounting purposes, the value of the shares issued and to be issued has been and will be determined on the 3 day average trading price one day before and one day after the date of issuance. The Company has licensed Invino's technology to CommonPlaces (see Note 6). For the period October through February 2000 (CommonPlaces merger), the Company recognized approximately $1,216,000 in license fee income and CommonPlaces recognized approximately $1,216,000 in license fee expense.

In August 1999, NET acquired CollegeWeb pursuant to a merger agreement between NET and CollegeWeb. CollegeWeb owns and maintains a Web site aimed at college students which, among other things, permits students to communicate with other students using video cameras attached to their computers. The purchase price consisted of 108,971 shares of the Company's common stock, valued at $2,529,000, or approximately $23.22 per share, the then current market price. The Company has licensed CollegeWeb's technology to CommonPlaces (see Note 6). For the period August through February 2000 (CommonPlaces merger), the Company recognized approximately $525,000 in license fee income and CommonPlaces recognized approximately $525,000 in license fee expense.

In June 1999, the Company acquired Trent and certain assets and liabilities of HelloXpress USA, Inc. The following unaudited pro forma information is presented as if the Company had completed the acquisitions of sixdegrees, CommonPlaces, Trent, HelloXpress,USA, Inc., CollegeWeb and Invino as of July 1, 1999 and 1998 respectively.

                                                                                  Nine months ended March 31,
                                                                                     2000              1999
                                                                                     ----              ----
             Net revenue                                                          $23,058,000       $18,182,000
             Net loss                                                             (81,967,000)      (52,437,000)
             Net loss per basic and common share                                        (3.14)            (2.77)
             Weighted average common shares outstanding basic and diluted          26,132,000        18,945,000


The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the respective periods.

3.    Long-term Capital Lease Obligation

Prior to its acquisition, sixdegrees refinanced certain equipment purchased from the period January 1997 through December 1999 pursuant to three sale/leaseback agreeements. The leases have been accounted for as capital leases. The gains from the sale and leaseback have been deferred over the life of the leases and are netted with the capital lease assets for reporting purposes.

4.     Long-Term Debt

A summary of long-term debt is as follows:


                                                                                   March 31,          June 30,
                                                                                     2000               1999
                                                                                 -------------------------------

             Note Payable to Bank (A)                                             $1,906,000        $2,406,000
             Subordinated notes - private placement (B)                            5,000,000         5,000,000
             Note payable to finance company (C)                                   1,907,000                 -
             Other                                                                   188,000           190,000
                                                                                  ----------        ----------
                                                                                   9,001,000         7,596,000
             Less unamortized original discount attributed to subordinated notes     123,000           150,000
                                                                                  ----------        ----------
                                                                                   8,878,000         7,446,000
             Less current portion                                                  1,384,000           857,000
                                                                                  ----------        ----------

                                                                                  $7,494,000        $6,589,000
                                                                                  ==========        ==========


(A) This loan is secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by NET. This loan is payable in equal monthly installments, commencing in February 1998, over a maximum of six years. Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one month maturity.

The Borrowers are also party to an interest rate exchange agreement originally converting $3,000,000 of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at March 31, 2000 was $1,500,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

                        YouthStream Media Networks, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

(B) In July 1998, the Company issued Subordinated Notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000. These notes bear interest at 11% per annum and are due in July 2003. In connection with the issuance of the Subordinated Notes, the Company issued 375,000 warrants to the accredited investors valued at $188,000 and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 have been recorded as deferred financing costs and are being amortized over the term of the Subordinated Notes. The original issue discount of $188,000 is also being amortized over the term of the related debt.

(C) In March 2000, the Company issued a note to a finance company in the amount of $1,972,000. The note bears interest at the rate of 11.95% per annum and is payable in 36 equal monthly payments commencing in March 2000. The note is secured by certain equipment owned by NET.

5.        Stockholders' Equity

In August 1999, the Company sold 1,219,521 shares of its common stock for $25,000,000 in a private placement. In conjunction with the private placement, the Company issued to the placement agent a warrant to purchase 36,585 shares of the Company's common stock at $23.50 per share, the then current market price. The Company incurred approximately $1,500,000 of fees and related expenses in this transaction.

In connection with the Company's initial public offering in April 1996, the Company issued 230,000 warrants to the underwriter. Each warrant entitled the holder to purchase one share of the Company's stock for $8.25 and an additional warrant for $.165. Each additional warrant entitled the holder to purchase one share of the Company's common stock for $8.25. All warrants expire in April 2002. For the period July 1, 1999 through March 31, 2000 17,749 warrants and 42,749 additional warrants were exercised resulting in net proceeds to the Company of $296,000. Approximately 25,000 of the additional warrants were exercised in cashless transactions. At March 31, 2000, 4,122 warrants remain unexercised.

In connection with the issuance of Subordinated Notes in July 1998, the Company issued 525,000 warrants to accredited investors and the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125. During July and September 1999, the warrants were exercised in a cashless transaction resulting in the issuance of 450,568 shares of the Company's common stock .

In December 1999, the Company issued 249,791 shares of its common stock to a public relations firm upon the cashless exercise of 300,000 warrants issued in December 1997. The warrants entitled the holder to purchase one share of the Company's common stock for $5.00

In connection with certain earn out contingencies related to the American Passage acquisition in September 1996, the Company issued 75,000 options which entitled the holder to purchase one share of the Company's common stock for $2.627. The value of such options of $1,062,000 was recorded as additional purchase price. In November 1999, the Company issued 75,000 shares of its common stock in connection with the exercise of such options.

For the nine months ending March 31, 2000, options were exercised resulting in the issuance of approximately 932,000 shares of common stock, including the options related to the American Passage earn out, resulting in net proceeds of approximately $2,624,000.

In December 1999, the Company sold 1,257,400 shares of its common stock for $31,435,000 in a private placement. In conjunction with the private placement, the Company issued to the placement agent a warrant to purchase 37,722 shares of the Company's common stock at $25.00 per share, the then current market price. The Company incurred approximately $1,900,000 of fees and related expenses in this transaction.

6.        Investment

In November 1998, NET had acquired 5,000,000 common units in CommonPlaces in exchange for providing media and marketing services having an aggregate value of $15,000,000 over a four year period commencing upon the initial public launch campaign promoting CommonPlaces' business, but not later than August 31, 1999. Twenty-five percent of the common units initially acquired by NET, or 1,250,000 common units, were not subject to vesting and no additional performance of services by NET was necessary with respect to those units.

NET did not assign a value to the initial 1,250,000 common units that vested immediately because of the start-up nature of CommonPlace's business and the related uncertainty surrounding it. It was NET's intention to record an investment proportionate to the cost of media and marketing services provided on an on-going basis related to its $15,000,000, four year commitment. This investment in CommonPlaces was accounted for using the equity method until the February 2000, merger. Under the equity method NET's share of earnings or losses of CommonPlaces was reflected in income as earned and dividends were credited against the investment when received.

                        YouthStream Media Networks, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

For the period July 1, 1999 through February 28, 2000, NET provided approximately $2,890,000 in media and marketing services to CommonPlaces. NET's share of CommonPlaces' losses for the period July 1, 1999 through February 28, 2000 and the year ended June 30, 1999 were approximately $7,045,000 and $2,300,000, respectively. For the period from July 1, 1999 through February 28, 2000, NET recognized approximately $1,741,000 in license fee income and CommonPlaces recognized $1,741,000 in license fee expense. NET has limited the recognition of CommonPlaces' losses in its statement of operations to $2,890,000 for the period July 1, 1999 through February 28, 2000 because it was not required to fund CommonPlaces' losses or to make additional capital contributions.

7.    Segment Information

The Company operates in two business segments, online and offline. The online segment consists of the operations of two Internet websites, mybytes.com and sixdegrees.com. The offline segment consists of traditional print media and promotions.

                                                              Three months ended                Nine months ended
                                                                March 31, 2000                    March 31, 2000
                                                                --------------                    --------------
                                                                   Segment                            Segment
                                                            Online        Off-line             Online        Off-line
            Net revenues from external customers           $     402     $   7,069           $      402    $   24,031
            Intersegment revenues                                  -           311                    -           311
            Depreciation and amortization                     10,845         1,781               10,848         4,380
            Operating loss                                   (14,487)       (2,311)             (14,487)       (3,856)
            Identifiable assets                              212,467        83,105              212,467        83,105
            Capital expenditures                                 305         1,166                  305         4,429


Segment information is not shown for the three and nine month periods ended March 31, 1999 as there was no significant online activity during those periods.

8.    Subsequent Events

In April 2000, the Company entered into facility operating lease agreements expiring in October 2010. Annual base rent payable under these agreements is approximately $2,600,000 in years one to five and $2,900,000 in years six to ten.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the ability to obtain financing, integration of acquisitions, the management of growth, changing consumer tastes and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The following financial analysis compares the three months and the nine months ended March 31, 2000 (unaudited) to the three months and the nine months ended March 31, 1999 (unaudited).

Results of Operations

For the three months ended March 31, 2000, net revenues were $7,471,000 as compared to $4,169,000 for the three months ended March 31, 1999. The increase of $3,302,000 was primarily due to the acquisition of Trent, which accounted for $1,177,000 of the increase. The acquisitions of sixdegees and CommonPlaces accounted for $379,000 and $23,000 of the increase, respectively. Additionally, contributed media revenues for CommonPlaces accounted for $850,000 of the increase. The remaining $873,000 was primarily due to increased sales at other subsidiaries as a result of an increase in sales staff.

For the nine months ended March 31, 2000, net revenues were $24,433,000 as compared to $10,979,000 for the nine months ended March 31, 1999. The increase of $13,454,000 was primarily due to the acquisition of Trent, which accounted for $7,165,000 of the increase. The acquisitions of sixdegees and CommonPlaces accounted for $379,000 and $23,000 of the increase, respectively. Additionally, contributed media revenues for CommonPlaces accounted for $2,890,000 of the increase. The remaining $2,997,000 was primarily due to increased sales at other subsidiaries as a result of an increase in sales staff.

For the three months and the nine months ended March 31, 2000, cost of goods sold was $166,000 and $1,688,000, respectively, all related to Trent's operations.

For the three months ended March 31, 2000, selling, general and administrative expenses were $9,895,000 as compared to $3,876,000 for the three months ended March 31, 1999. The increase of $6,019,000 was primarily due to the acquisitions of sixdegees, CommonPlaces and Trent, which accounted for $2,265,000, $1,781,000 and $1,220,000 of the increase, respectively. The remaining increase of $753,000 was due to increased level of sales and administrative staff to support the increase in net revenues.

For the nine months ended March 31, 2000, selling, general and administrative expenses were $22,393,000 as compared to $10,785,000 for the nine months ended March 31, 1999. The increase of $11,608,000 was primarily due to the acquisition of sixdegees, CommonPlaces and Trent, which accounted for $2,265,000, $1,781,000 and $4,800,000 of the increase, respectively. The remaining increase of $2,762,000 was due to increased level of sales and administrative staff to support the increase in net revenues.

For the three months ended March 31, 2000, corporate expenses were $1,271,000 as compared to $853,000 for the three months ended March 31, 1999. The increase of $418,000 is primarily due to increased corporate personnel and related overhead expenses required to support the Company's growth.

For the nine months ended March 31, 2000, corporate expenses were $3,156,000 as compared to $3,111,000 for the nine months ended March 31, 1999. The increase of $45,000 was primarily due to an increase of $585,000 in corporate personnel and related overhead expenses required to support the Company's growth offset by a decrease of $540,000 in bonus expense.

For the three months ended March 31, 2000, depreciation and amortization expenses were $12,626,000 as compared to $520,000 for the three months ended March 31, 1999. The increase of $12,106,000 was primarily due to the additional amortization of goodwill of sixdegrees, CommonPlaces, Trent, HelloXpress, CollegeWeb and Invino, which accounted for $11,651,000 of the increase. The remaining increase of $455,000 was related to the depreciation resulting from an increase in fixed assets related primarily to the acquisitions.

For the nine months ended March 31, 2000, depreciation and amortization expenses were $15,228,000 as compared to $1,500,000 for the nine months ended March 31, 1999. The increase of $13,728,000 was primarily due to the additional amortization of goodwill of sixdegrees, CommonPlaces, Trent, HelloXpress, CollegeWeb and Invino, which accounted for $12,938,000 of the increase. The remaining increase of $790,000 was related to the depreciation resulting from an increase in fixed assets related primarily to the acquisitions.

For the three months and nine months ended March 31, 2000, equity loss in investment was $850,000 and $2,890,000, respectively, representing the Company's minority interest share of the loss in CommonPlaces. Recognition of such loss was limited to the Company's investment in CommonPlaces.

For the three months ended March 31, 2000, interest income was $493,000 as compared to $130,000 for the three months ended March 31, 1999. The increase of $363,000 was due to interest income earned on increased cash balances resulting from the sale of common stock.

For the nine months ended March 31, 2000, interest income was $1,065,000 as compared to $257,000 for the nine months ended March 31, 1999. The increase of $808,000 was due to interest income earned on increased cash balances resulting from the sale of common stock.

For the three months and nine months ended March 31, 2000, other income was $704,000 and $1,745,000, respectively, representing licensing fees relating to CollegeWeb and Invino due from CommonPlaces, prior to its merger with the Company.

For the three months ended March 31, 2000, interest expense was $306,000 as compared to $294,000 for the three months ended March 31, 1999. The increase of $12,000 primarily relates to an increase of $68,000 from interest on capitalized leases that were acquired with the sixdegrees acquisition, offset by a $56,000 reduction for long-term debt.

For the nine months ended March 31, 2000, interest expense was $795,000 as compared to $878,000 for the nine months ended March 31, 1999. The decrease of $83,000 primarily relates to a decrease of interest due to the reduction in long-term debt of $151,000 offset by an increase of $68,000 due to interest on capitalized leases that were acquired with the sixdegrees acquisition.

For the three months ended March 31, 2000, net loss was $16,545,000 as compared to $1,276,000 for the three months ended March 31, 1999. The increase of $15,269,000 was due to increased cost of goods sold, selling, general and administrative expenses, corporate expenses, and amortization expense that were offset by increased revenues, other income and interest income.

For the nine months ended March 31, 2000, net loss was $19,098,000 as compared to $5,163,000 for the nine months ended March 31, 1999. The increase of $13,935,000 was due to increased cost of goods sold, selling, general and administrative expenses, corporate expenses, and amortization expense that were offset by increased revenues, other income and interest income.

Liquidity and Capital Resources

In July 1999, the Company realized net proceeds of approximately $296,000 from the exercise of underwriter's warrants. In August 1999, the Company realized net proceeds of approximately $23,500,000 from the sale of 1,219,521 shares of the Company's common stock. In December 1999, the Company realized net proceeds of approximately $29,500,000 from the sale of 1,257,400 shares of the Company's common stock and approximately $2,624,000 from the exercise of options.

The Company used approximately $8,122,000 in its operating activities in the first nine months of fiscal year 2000, primarily resulting to funding the net loss and increase in accounts receivable offset by depreciation and amortization. The Company used $5,921,000 in operating activities in the first nine months of fiscal year 1999 substantially related to funding the net loss. Cash used in investing activities in the first nine months of fiscal year 2000 of approximately $13,851,000 was composed primarily of capital expenditures and business acquisitions. Cash provided by financing activities in the first nine months of fiscal year 2000 of approximately $57.1 million was attributable to the sale of common stock in private placements, proceeds from the exercise of warrants and options and the issuance of additional long-term debt.

The Company's primary capital requirements with respect to its operations have been to fund corporate overhead and its online businesses as well as its network of campus theaters and postcard distribution. In the event that the Company's plans and assumptions with respect to its network of campus theaters change or prove to be inaccurate, if its assumptions with respect to NET, American Passage, Campus Voice, Beyond the Wall and Trent being able to fund their operations and to make debt service payments out of their own cash flow in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of sixdegrees, NET, CommonPlaces, American Passage, Campus Voice, Beyond the Wall or Trent prove to be greater than anticipated, the Company could be required to seek additional financing.

As of March 31, 2000, the Company had approximately $42.2 million in unrestricted cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital, including debt service and interest requirements for the next fiscal year.

The Company may also seek additional debt or equity financing to fund the cost of its online businesses or to expand its network of campus theaters and the cost of developing and acquiring additional media and marketing services businesses or to fund its operations. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's stockholders.

Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with financing activities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all.

                                       II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      27.1  Financial Data Schedule.

      (b) Reports on Form 8-K.

      The Company filed a current report on Form 8-K on January 20, 2000, which disclosed the acquisition of sixdegrees, inc.

      The Company filed a current report on Form 8-K on March 2, 2000, which provided a description of the common stock of the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2000

                                                YOUTHSTREAM MEDIA NETWORKS, INC.

                                                BY:  /s/ HARLAN D. PELTZ
                                                --------------------------
                                                      HARLAN D. PELTZ
                                                   Chairman of the Board
                                                 and Chief Executive Officer

                                                BY:  /s/ BRUCE L. RESNIK
                                                --------------------------
                                                      BRUCE L. RESNIK
                                                  Executive Vice President
                                                Chief Financial Officer and
                                                  Chief Accounting Officer