Form 10KSB
period 2000-06-30
YOUTH STREAM MEDIA NETWORKS INC
filed 2000-09-27
CIK 1103926

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                         Commission file number: 0-27556

                        YOUTHSTREAM MEDIA NETWORKS, INC.
              ---------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

Delaware                                                              13-4082185
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

529 Fifth Avenue
----------------------------------------                              ----------
New York, New York                                                         10017
(Address of Principal Executive Offices)                              (Zip Code)

                                 (212) 622-7300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.0l per share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $29,039,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 8, 2000: $188,752,954.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 8, 2000: 29,038,916 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):

                          Yes             No     X
                              ----------      -------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

================================================================================

                           NETWORK EVENT THEATER, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
--------                                                                    ----

Part I

 1.  Business............................................................... 1
 2.  Properties............................................................. 7
 3.  Legal Proceedings...................................................... 7
 4.  Submission of Matters to a Vote of Security Holders.................... 7


Part II

 5.  Market For Common Equity and Related Stockholder Matters............... 8
 6.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................. 9
 7.  Financial Statements...................................................11
 8.  Changes In and Disagreements With Accountants on
     Accounting and Financial Disclosure....................................11


Part III

 9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(a) of the Exchange Act......................12
10.  Executive Compensation.................................................12
11.  Security Ownership of Certain Beneficial Owners and Management.........12
12.  Certain Relationships and Related Transactions.........................12
13.  Exhibits, List and Reports on Form 8-K.................................12

Index to Consolidated Financial Statements..................................F-1

Signatures..................................................................17

                                     PART I

ITEM 1. BUSINESS

     YouthStream Media Networks, Inc. ("YouthStream"), together with its subsidiaries (the "Company"), is a media, marketing services, promotions and Internet company that targets teenagers 13-17 years old and young adults aged 18-24, including college and university students.

     The Company's media properties reach this prime demographic through points of entry it has developed at more than 7,000 high schools and middle schools, on 2,000 U.S. college campuses, and at student hangouts and student-oriented social events. The Company's Internet communities serve over 3 million members worldwide, many of them teenagers, young adults and their families. By reaching the teenage and young adult audience at school, at play and on-line, YouthStream has created an integrated media model that provides unique and valuable marketing opportunities to advertisers and the entertainment industry.

     YouthStream's integrated media, marketing and promotions businesses include:

     o the nation's largest on-campus poster seller, which holds poster shows at colleges and universities across the country and operates a growing number of retail poster stores complementing its on-campus presence;

     o the ability to develop and execute nationwide sampling, promotion and event marketing campaigns targeting teenagers and young adults;

     o a national network of digital satellite campus movie theaters and expertise conducting film screenings at dozens of other major college campuses;

     o a major free postcard advertising brand targeting teenagers and young adults;

     o a leading college newspaper advertising placement service reaching virtually every college newspaper in the nation;

     o large editorial wall media networks in high schools and on college campuses; and

     o a unique "Ads as Art" poster catalog distributed on campuses nationwide.

     During fiscal year 2000, YouthStream also acquired two Internet companies. In January 2000, YouthStream acquired sixdegrees, inc., publisher of sixdegrees.com ("sixdegrees"), a premiere on-line community for 18-24 year-olds. In February 2000, YouthStream acquired CommonPlaces, LLC ("CommonPlaces"), publisher of mybytes.com ("mybytes"), targeting the college market. In July 2000, YouthStream also acquired W3T, Inc., publisher of Teen.com, a leading on-line community for 13-19 year-olds.

     In February 2000, each outstanding share of Network Event Theater, Inc. common stock and preferred stock was converted into one share of YouthStream. Thus, NET became a wholly-owned subsidiary of YouthStream. YouthStream issued
 .89 shares of its common stock for each outstanding unit of CommonPlaces, other than common units owned by NET of such time.

                                THE YOUTH MARKET

     The Company defines the Youth Market as individuals who are 13-24 years old. This demographic group includes both teenagers 13-17 years old ("Teens") and young adults aged 18-24 ("Young Adults").

     According to January 2000 estimates of projections based on 1990 U.S. Census Bureau data, there are more than 15.7 million Teens and approximately
26.6 million Young Adults in the United States today, together representing approximately 15% of the nation's total population. According to the Resident Population Projections (Middle Series) prepared by the U.S. Census Bureau, the combined total of Teens and Young Adults will rise to more than 46.9 million by the year 2010.

     The Company believes that advertisers, including entertainment companies, telecommunications companies, computer and software companies, automobile manufacturers, drug companies, fashion and athletic equipment companies and financial services companies, consider the Youth Market to be highly desirable because Teens and Young Adults are receptive to new ideas and products, are in a formative stage with respect to building brand loyalties, and, as a whole, have significant disposable income.

           OFF-LINE MEDIA, MARKETING SERVICES AND PROMOTIONS COMPANIES


     The Company operates five traditional off-line media and marketing services businesses which primarily or exclusively serve the Youth Market: American Passage Media, Inc. ("American Passage"); Trent Graphics, Inc. ("Trent Graphics"); Network Event Theater, Inc. ("NET"); Campus Voice, Inc. ("Campus Voice"); and Beyond the Wall, Inc. ("Beyond the Wall"). The Company has integrated the operations and sales forces of these businesses, which enables each sales person to offer a customized, full range of products and services to the Company's clients.

     AMERICAN PASSAGE

     American Passage owns and operates a number of college and high school media and marketing services businesses, including a college newspaper advertisement placement business; a college campus postering business (including postering on distribution racks called AdRaX(R) that contain college newspapers on campus); a high school focused GymBoards(R) operation and various other advertiser and event sponsorship related activities.

     Nationwide In-School Message Boards

     American Passage's GymBoards(R) are gender specific message and information centers installed in boys' and girls' high school and middle school locker rooms at no cost to the schools that are customized with each school's colors and mascot or nickname. Each GymBoard(R) consists of a coach's message board and two advertising panels which are protected by acrylic covers. Advertising is sold on a monthly basis from September through May.

     GymBoards(R) are posted in almost 7,600 schools, including approximately 1,100 middle schools and approximately 6,500 high schools nationwide, with a combined total enrollment of more than 6.4 million students. The Company believes that Gymboards(R) is the only network of its kind in the country.

     Nationwide College Newspaper Advertising

     American Passage also generates revenues through the sale of advertisements to be run in college newspapers throughout the United States. American Passage has non-exclusive relationships with virtually every college newspaper in the country that accepts national advertising. The college newspapers in which American Passage places advertisements have a combined circulation of over six million and enrollment at schools where these newspapers are distributed totals over ten million students.

     American Passage's proprietary resources include a database of information about every major college newspaper, plus demographic and consumer data that enable it to create customized targeted media programs for its advertising clients and to provide creative development, marketing and research assistance to advertisers.

     On-Campus Postering Service

     American Passage's campus postering service places posters and other advertising messages on bulletin boards on college campuses throughout the country. Through a network of approximately 250 full-time and student representatives, American Passage's postering service covers more than 2,300 college campuses with enrollment totaling over 12.5 million students. Advertisers pay American Passage a fee for these postering services.

     AdRaX(R) Newspaper Distribution Rack Advertising

     American Passage's AdRaX(R) location media are college newspaper distribution racks with large advertising display spaces above the newspaper bin. American Passage has placed over 2,000 units at prime locations on over 292 college campuses. Revenues are generated from monthly advertisements appearing on each unit.

     Event Marketing Operations

     American Passage's event marketing business develops and executes customized, branded, nationwide marketing events for a variety of clients. The Company's event marketing business benefits from having all of the Company's on- and off-line media available to offer to clients, and being able to leverage this media through specialized event programming. This gives the Company the ability to package and provide unique advertising and marketing opportunities for clients seeking to target the Youth Market.

     Events planned and conducted by the Company have included event sponsorships, van tours, sample giveaways, flyer distribution, parties in nightclubs frequented by Young Adults, and promotions executed in connection with other forms of alternative, lifestyle oriented occasions. These events occur on or near college campuses, in major urban areas, and at selected venues such as concerts, beaches, and sporting events. In the past year the Company's event marketing division conducted over fifty-five event marketing programs for over fifty-two different clients.

     TRENT GRAPHICS

     Trent Graphics is engaged in the business of selling posters and other products and custom framing wall posters at the wholesale and retail level. Trent Graphics sells these products and provides these services at sales events on college campuses, in high schools and at other locations, and over the Internet and through other media.

     The Company believes that Trent Graphics operates the largest network of on-campus poster shows in the college market, selling wall posters to students at colleges and universities throughout the country. Annual student traffic to Trent Graphics' on-campus poster shows exceeds 4 million students.

     Trent Graphics also operates retail poster stores in college towns and major urban areas around the country, operating under the Beyond The Wall(R) name. In the past year, Trent Graphics has expanded from 7 stores to 14 and, shortly after the close of fiscal year 2000, Trent Graphics opened a retail store in New York City's Greenwich Village. Trent Graphics' stores average between 1,500 and 2,500 square feet and each typically features over 5,000 posters. Trent Graphics intends to continue expanding its retail poster store operations in fiscal year 2001 and also plans to sell a wide variety of posters through its web site www.beyondthewall.com.

     NET

     Digital Satellite Theaters and Other Motion Picture Events

     NET has built out a proprietary network of digital satellite theaters on 47 college campuses in the United States (the "Theater Network"). The Company has contracts to expand the Theater Network to include a total of 50 schools by March 2001.

     The typical Theater Network installation on campuses includes a satellite dish and satellite signal receiving equipment, a DLP digital projection system with commercial quality movie theater sized screen, and a state-of-the-art audio system. NET's Theater Network enables it to simulcast live or pre-recorded major motion picture screening events for simultaneous viewing by college and university students at selected schools across the country. These on-campus events provide film studios with a cost effective, one-stop solution for marketing to college audiences across the country. And, they provide marketing opportunities for advertisers looking to leverage entertainment events to reach students.

     NET broadcast 14 events during the 1999-2000 academic year. The Theater Network's principal sources of revenues from these events have been from sponsorship of events by both movie studios and advertisers.

     The geographic distribution of the Theater Network currently enables NET to offer events in most areas of the contiguous United States. NET has concentrated on large enrollment schools located in key Designated Market Areas (television market areas defined by A. C. Nielsen, Co.) which it believes enhance the Theater Network's appeal to programmers, sponsors and advertisers. The combined student enrollment on campuses at which the Theater Network operates digital satellite theaters is over 1.2 million, providing national advertisers with exceptional reach.

     Schools participating in the Theater Network ("Schools") have granted NET the exclusive right to exhibit, promote and sell commercial programming and promotional merchandise through the Theater Network. In addition, NET has the exclusive use of school venues for a minimum number of dates per month. NET's contracts with Schools generally have terms ranging from two to five years and provide for automatic renewals unless terminated by either party by giving notice prior to the end of the initial contract term. During the Company's fiscal year 2000, 14 of the Company's school contracts came up for renewal and all but two were renewed for terms ranging from one to five years. The two schools were dropped from the Theater Network because of small enrollments or problems relating to the suitability of the venue or similar problems.

     NET also has leveraged its field promotion expertise to execute digital film screenings at an additional 30-40 major colleges and universities, significantly expanding its business opportunities.

     HotStamp(R) Postcards

     In addition to its on-campus theater operations, NET operates YouthStream's HotStamp(R) Postcard operations (formerly Pik:Nik Media, Inc. which was merged into NET as of June 30, 1999), which is in the business of producing, marketing and distributing free postcards containing advertising images for a wide variety of clients. The Company believes HotStamp(R) to be the one of the largest free postcard distribution networks in the United States with access to over 2,470 free postcard distribution racks.

     HotStamp(R) postcards are marketed and distributed under NET's proprietary HotStamp(R) brand through a number of programs. Previously, NET distributed postcards through five programs. During fiscal year 2000, NET ended its Cinema, Malls and Conventions programs and plans to concentrate its efforts on its Cities and College programs.

     Through HotStamp's Cities Program, free postcards are distributed using more than 2,100 of its proprietary racks installed in major markets throughout the country at restaurants, bars, cafes and clubs. HotStamp(R) currently distributes free postcards through its proprietary racks located in New York, Los Angeles, San Francisco, Chicago, Seattle, Dallas, Washington, D.C., Boston, Philadelphia, Baltimore, Atlanta, Detroit and Miami. HotStamp(R) also distributes postcards in over 50 secondary cities in the United States through a customized distribution operation utilizing disposable postcard holders located at high traffic and point of sale locations.

     HotStamp's second major program is its College Program. As part of that program, the Company installed racks at over 100 bars which have been designated as America's Top 100 College Bars(TM) and which therefore have received national publicity. Through an exclusive arrangement, another 150 racks have been installed on college campuses in college bookstores managed by Barnes & Noble, and in student unions.

     CAMPUS VOICE

     The Company owns and operates a national network of proprietary metal-framed, plexi-glass enclosed wallboards on college campuses ("Wallboard Network"). The Wallboard Network, started in 1981, today consists of almost 3,916 giant wallboards located on 492 college campuses across the United States, reaching approximately 4.0 million college students and generating 100 million student passers-by each month. It is the oldest and largest national network of its kind in the United States.

     There are an average of eight wallboards on each of the campuses that Campus Voice serves, located in high traffic areas such as student unions, libraries, vending areas, bookstores, residence halls, laundry rooms, dining halls and athletic facilities. Each month, posters containing editorial content of interest to college students and paid advertisements are placed in the wallboard units.

     Campus Voice's revenues are generated by advertisers, who are permitted to purchase space on a portion of the Wallboard Network on a regional or targeted basis.

     On June 30, 2000, Campus Voice merged into American Passage Media, Inc.

     BEYOND THE WALL

     YouthStream's Beyond the Wall business publishes and distributes a twice-yearly catalog to college students entitled Beyond the Wall(R). Each year, Beyond the Wall distributes four million of its catalogs to over 600 college campuses. The Company believes this is the largest and broadest publication specifically targeting college students. The catalog contains advertising images available in poster-size reproductions, which students can purchase by mail order as posters to be hung on the walls of their rooms.

     Beyond The Wall also operates a website featuring the advertising images for sale in its catalog. During fiscal year 2000, the Company merged this business with the on-line poster sale business of Trent Graphics.

     On June 30, 2000, Beyond the Wall merged into American Passage Media, Inc.

     MEDIA, MARKETING SERVICES AND PROMOTIONS BUSINESS COMPETITION

     The Company's media, marketing services and promotions businesses face competition for limited advertising revenues from advertisers and sponsors, from other similar companies and from other media such as radio, television, print media, direct mail marketing and the Internet. The Company also competes with a wide variety of other advertising media, the range and diversity of which has increased substantially over the past several years to include advertising displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Some of the Company's competitors, principally in other media such as radio and television, are substantially larger, better capitalized and have access to greater resources than the Company. There can be no assurance that the Company will be able to compete successfully with such other companies and media.

     MEDIA, MARKETING SERVICES AND PROMOTIONS BUSINESS EMPLOYEES

     As of September 15, 2000, the Company had 207 full-time employees, 82 part-time employees, 130 seasonal employees and 1 intern associated with its off-line media, marketing services and promotions companies. None of these employees are represented by a collective bargaining unit, and the Company believes that relations with these employees are good.


                               INTERNET OPERATIONS

     The Company believes that Teens and Young Adults generally are computer literate and utilize on-line resources, such as e-mail and the Internet, more frequently than the general population. As a result, the Teen and Young Adult audience can now increasingly be reached by advertisers using a combination of both on- and off-line media capabilities. As described above, the Company has significant off-line media capabilities aimed specifically at high-school aged Teens, college students and Young Adults. In addition, the Company acquired and developed two Internet properties in fiscal year 2000: sixdegrees, offering tools enabling individuals to build their own personal virtual communities; and mybytes, one of the first full-service Internet hubs designed for and targeting the college market.

     SIXDEGREES

     On January 18, 2000, sixdegrees was acquired by merger into a wholly-owned subsidiary of NET.

     sixdegrees offers tools that enable individuals to build and administer their own personal virtual communities on-line. sixdegrees was inspired by the theory that each individual is only six relationships away from each other individual in the world. Individuals become members of sixdegrees by registering information about themselves and by listing the names and e-mail addresses of individuals they know whom they want to include as part of their on-line communities. This information is added to sixdegrees' database and prompts the transmission of sponsorship e-mails to the individuals listed. The process is repeated again and again, creating a unique, self-propagating mechanism for member acquisition. Since the launch of sixdegrees on January 19, 1997, more than three million registered users have joined sixdegrees.

     Once registered as members, sixdegrees users can utilize sixdegrees' proprietary "connection engine" to find and connect to other members (no matter how many degrees apart) for a wide variety of purposes, including finding jobs, referrals, dates, introductions and recommendations, and can use sixdegrees' other tools to communicate with each other.

     sixdegrees generates revenue through the sale of on-line advertising, including, among other things, e-mail sponsorship, banner advertisements, affinity group sponsorships, and integration of third party content.

     COMMON PLACES, LLC

     On February 28, 2000, Common Places was acquired by merger into a wholly-owned subsidiary of YouthStream.

     CommonPlaces' mybytes was dedicated to serving the needs of college students, administrators and faculty through its student-focused content and services offerings. The software infrastructure for mybytes was custom-built and designed for maximum reliability, flexibility and scalability. mybytes' tools included personalization tools; web-cam based chat; a multimedia instant messenger; event calendar; web-based file management system; scholarship search technology; unified shopping basket technology; internal search; web search; dynamic content management and authoring system; electronic polling; discussion boards; personal publishing tools; and group publishing tools.

     INTEGRATION OF SIXDEGREES AND MYBYTES

     To better capture the on-line college student market and improve operating results, the primary features of sixdegrees and the mybytes features described above, except for the scholarship search technology and unified shopping basket technology, were merged in August 2000 into a revamped sixdegrees site located at www.sixdegrees.com. The new sixdegrees is designed to be the virtual home for groups and organizations populated by college students. The integration of the two sites will allow YouthStream to streamline operations and reduce operating costs.

     TEEN.COM

     On July 13, 2000, YouthStream acquired W3T.com, Inc., and its website Teen.com. Teen.com is a leading family-friendly destination on the Internet for teenagers. Teen.com offers major advertisers a focused marketing solution to target the elusive teen demographic and build their brands.

     Teen.com differentiates itself from the competition by focusing on family-friendly content and gearing it towards teenagers, thereby providing advertisers with a highly targeted channel to access this demographic. Teen.com's content and services have included free Web-based email; a daily newsletter that had over 150,000 subscribers as of June 30, 2000; a proprietary "Pen Pal Network"; a homework help feature; single player and multi-player games; daily news; sports; horoscopes; music; movie reviews; beauty and fashion advice; dynamic message boards and chat rooms; and the Mall@Teen.com. A significant portion of Teen.com's content is generated by its users. Teen.com has historically generated virtually all of its revenues from advertising and sponsorships.

     OTHER ON-LINE INITIATIVES

     YouthStream has recently announced two on-line initiatives involving its technology, technological expertise, and experience targeting the Youth Market. First, YouthStream is attempting to market and sublicense its technology purchased through acquisition and further developed and enhanced by the Company to a variety of clients, including affinity groups, merchandising companies and others. Currently, the Company is seeking to customize and sublicense this technology to clients through an application service provider or "ASP" model.

     Second, YouthStream has established a relationship with several Chinese parties experienced in the Chinese educational sector and is currently evaluating opportunities to establish an Internet educational portal leveraged by off-line media capabilities in the People's Republic of China.

     As of June 30, 2000, no revenue had been realized from either of these initiatives.

     INTERNET COMPETITION

     The market for Internet services and products targeted at Teens and Young Adults is intensely competitive and rapidly changing. The Company's on-line businesses compete, directly or indirectly, with a wide variety of website operators. These include companies that provide Internet products and services to high schools, colleges and universities; general interest portals that may offer student-related content and services; and websites and services operated by colleges and universities, among other things.

     EMPLOYEES IN ON-LINE BUSINESSES

     As of September 20, 2000, the Company had 72 full-time employees, 1 part-time employee, and 1 intern associated with its on-line companies. None of these employees is represented by a collective bargaining unit, and the Company believes that relations with these employees are good.

     THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS

     The Company has registered with the United States Patent and Trademark Office the names "YouthStream Media Networks," "NET Network Event Theater," "NET" (and the NET logo), "American Passage," "GymBoards," "AdRaX," "Campus Voice," "Campus Voice" (stylized), "Campus Voice Network," "Beyond the Wall," and "HotStamp" in connection with its off-line media businesses.

     sixdegrees, inc. has protected its brand name by obtaining the exclusive right to the domain name "sixdegrees.com" and obtaining a two registered trademarks for the mark "SIX DEGREES." sixdegrees also has applied for a patent on its method of obtaining members.

     Common Places, LLC has protected its brand name and websites through use of the trademarks "COMMONPLACES," "COLLEGE BYTES," "MY BYTES," "IT'S MY WEB," and "!".

     Teen.com has protected its brand name by obtaining the exclusive right to the domain name "teen.com" from Network Solutions, Inc., and using the trademark "LETS ME BE ME" in connection with the teen.com website.

     The Company's rights in these marks may be a significant part of its business. The Company is not aware of any claims of infringement or other challenges to its rights to use these marks, although the Company is aware of numerous other registrations of the mark NET. There can be no assurance the Company's marks do not or will not infringe the proprietary rights of others, that the Company's marks would be upheld if challenged, or that the Company would not be prevented from using its marks. The Company does not hold any patents or copyright registrations.

ITEM 2. PROPERTIES

     During the fiscal year ended June 30, 2000, the Company's principal executive offices were located in approximately 16,800 square feet of leased space in New York City pursuant to a lease expiring during the fiscal year ending June 30, 2001. Annual rent payable under that lease is approximately $392,000. In January 2000, the Company entered into certain leases for office space in New York City which expired in October 2010. In May 2000 the Company determined that such office space was no longer needed and put a plan in place to dispose of the space. In August 2000 the company terminated these leases. The Company also rents additional office space in New York, and in Cambridge and Acton, Massachusetts, Seattle, Washington, Los Angeles, California, Chicago, Illinois, Tempe, Arizona, Stroudsburg, Pennsylvania, and Falls Church, Virginia. The Company also maintains short term leases for retail stores, which range from approximately 1,500 to 3,000 square feet and sells posters and related items in Chicago, Illinois, Berkley, California, Athens, Georgia, Georgetown, Washington DC, East Lansing, Michigan, Ann Arbor, Michigan, Cincinnati, Ohio, Lexington Kentucky, Beach Haven, New Jersey, Philadelphia, Pennsylvania, Seattle, Washington, Champaign, Illinois, Ithaca, New York, and Pittsburgh, Pennsylvania. The Company believes it has adequate insurance to cover the value of its leased property and the personal property therein.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceeding and is not aware of any contemplated proceeding that may be material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 2000.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "NETS." The following table sets forth the high and low closing bid prices for the common stock as furnished by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        Fiscal 1999                                 HIGH            LOW
                                                    ----            ---
           First Quarter...................         4 3/4           2 3/4
           Second Quarter..................        19 1/3           2 1/2
           Third Quarter...................        22 3/4          11 1/2
           Fourth Quarter..................        17 1/2          11 1/2

        Fiscal 2000
           First Quarter...................       29 3/16              16
           Second Quarter..................        31 1/4        18 13/16
           Third Quarter...................            29          12 1/8
           Fourth Quarter..................      10 11/16          5 7/16

As of September 8, 2000, there were approximately 171 holders of record of the Company's common stock.

To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The board of directors does not intend to declare any dividends in the foreseeable future but instead intends to retain earnings for use in the Company's business operations.

RECENT SALES OF UNREGISTERED SECURITIES

In August 1999, the Company, through Allen & Company Incorporated ("Allen"), as private placement agent, sold a total of 1,219,512 shares of its common stock to Seligman Communications and Information Fund, Inc. (731,708 shares), Seligman New Technologies Fund, Inc. (439,024 shares) and Seligman Investment Opportunities (Master) Fund - NTV Portfolio (48,780 shares) for an aggregate consideration of $25 million. From that amount, Allen was paid a cash placement fee of $1.5 million and a warrant to purchase 36,585 shares of common stock at a purchase price of $23.50 exercisable over a five-year period from the closing date. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such sales.

In December 1999, the Company sold 1,257,400 shares of its common stock for $31,435,000 in a private placement. In conjunction with the private placement, the Company issued to the placement agent a warrant to purchase 37,722 shares of the Company's common stock at $25.00 per share, the then current market price. The Company incurred approximately $1,900,000 of fees and related expenses in this transaction. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such sales.

In connection with the issuance of Subordinated Notes in June 2000, the Company issued 1,020,000 warrants to accredited investors and the placement agent. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company's common stock for $5.9375.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the ability to obtain financing, integration of recently completed acquisitions, the management of growth, changing consumer tastes and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. The following financial analysis compares the twelve months ended June 30, 2000 ("2000") to the twelve months ended June 30, 1999 ("1999").

RESULTS OF OPERATIONS

In 2000, net revenues were $29,039,000 as compared to $13,266,000 in 1999. The increase of $15,773,000 was primarily due to the acquisition of Trent, which accounted for $7,520,000 of the increase. The acquisitions of sixdegrees and CommonPlaces accounted for $710,000 and $51,000 of the increase, respectively. Additionally, contributed media revenues for CommonPlaces accounted for $2,907,000 of the increase. The remaining $4,585,000 was primarily due to increased sales in postcard, event marketing, Gymboards(R), postering, campus wallboards, and theater operations as well as the full year impact of the HelloXpress, Inc. ("HelloXpress") acquisition, which was completed in June 1999.

In 2000, cost of goods sold was $1,765,000, all related to Trent's operations.

In 2000, selling, general and administrative expenses were $35,396,000 as compared to $14,005,000 in 1999. The increase of $21,391,000 was primarily due to the acquisitions of sixdegrees, CommonPlaces and Trent, which accounted for $5,872,000, $5,288,000 and $5,835,000 of the increase, respectively. The remaining increase of $4,396,000 was due to increased level of sales and administrative staff to support the increase in revenues.

In 2000, corporate expenses were $6,038,000 as compared to $4,510,000 in 1999. The increase of $1,528,000 was primarily due to the cost incurred in terminating an operating lease, which accounted for $1,663,000 of the increase. Additionally, corporate personnel and related overhead expenses required to support the Company's growth accounted for $425,000 of the increase offset by a decrease of $560,000 in bonus expense.

In 2000, depreciation and amortization was $34,689,000 as compared to $2,186,000 in 1999. The increase of $32,503,000 was primarily due to the additional amortization of goodwill of sixdegrees, CommonPlaces, Trent, HelloXpress, CollegeWeb, Inc. ("CollegeWeb") and Invino Corporation ("Invino"), which accounted for $31,068,000 of the increase. The remaining increase of $1,435,000 was related to the depreciation resulting from an increase in fixed assets related primarily to the acquisitions.

In 1999, impairment loss on equipment was $825,000. The loss was the result of determination by management that certain theater and location based media equipment no longer had remaining economic life.

In 2000, total operating expenses were $77,888,000 as compared to $21,526,000 in 1999. The increase of $56,362,000 was primarily due to additional amortization of goodwill, selling, general and administrative expenses, depreciation and cost of goods sold related to the acquisitions, costs related to the termination of an operating lease and increased personnel and related overhead expenses to support the Company's growth.

In 2000, equity loss in investment was $2,890,000 as compared to $51,000 in 1999, representing the Company's minority interest share of the loss in CommonPlaces, LLC. Recognition of such loss was limited to the Company's investment in CommonPlaces. Subsequent to the acquisition in February 2000 of the interests in CommonPlaces not previously owned by NET, the operations of CommonPlaces were included in the Company's results on a consolidated basis.

In 2000, interest income was $1,689,000 as compared to $425,000 in 1999. The increase of $1,264,000 was due to interest income earned on increased cash balances resulting primarily from the sale of additional common stock.

In 2000, other income of $1,840,000 primarily represented licensing fees relating to CollegeWeb and Invino due from CommonPlaces, prior to its merger with the Company.

In 2000, interest expense was $1,142,000 as compared to $1,119,000 in 1999. The increase of $23,000 primarily related to an increase of $142,000 due to interest on capitalized leases that were acquired in the sixdegrees acquisition, which was largely offset by a decrease in the average amount of long-term debt in 2000.

In 2000, provision for income taxes was $500,000 as compared to $185,000 in 1999 for taxes primarily based on net assets and net revenues.

In 2000, net loss was $49,670,000 as compared to $9,190,000 in 1999. The increase of $40,480,000 was a result of increased cost of goods sold, selling, general and administrative expenses, corporate expenses, depreciation and amortization, and interest expense, partially offset by increased revenues, other income, interest income and a reduction in impairment loss on equipment.

LIQUIDITY AND CAPITAL RESOURCES

In July 1999, the Company realized net proceeds of approximately $296,000 from the exercise of underwriter's warrants. In August 1999, the Company realized net proceeds of approximately $23,500,000 from the sale of 1,219,521 shares of the Company's common stock. In December 1999, the Company realized net proceeds of approximately $29,500,000 from the sale of 1,257,400 shares of the Company's common stock and approximately $2,756,000 from the exercise of options. In June 2000, the Company realized net proceeds of approximately $11,506,000 from the sale of $12,000,000 of 11% Subordinated Notes and warrants to purchase 1,020,000 shares of the Company's common stock.

The Company used approximately $18.6 million in operating activities in 2000, primarily funding the net loss, the increase in accounts receivable and deposits and other current assets partially offset by depreciation and amortization. Cash used in investing activities in 2000 of approximately $39.0 million is composed primarily of purchase of marketable debt securities, payment for business acquisitions and capital expenditures. Cash provided by financing activities in 2000 of approximately $68.8 million is primarily attributable to the sale of common stock in private placements, proceeds from issuance of long-term debt and related warrants and the proceeds from the exercise of warrants and options.

The Company's primary capital requirements with respect to its operations have been to fund corporate overhead, and its on-line businesses as well as its network of campus theaters and postcard distribution. As of June 30, 2000, the Company had approximately $18.2 million in cash and equivalents. The Company believes that such amounts plus an additional amount of $25.2 million, which represents investments in marketable debt securities with maturities of less than one year, will be sufficient to fund working capital, including debt service and interest requirements, at least through the fiscal year ended June 30, 2001. In the event that the Company's plans and assumptions with respect to its network of campus theaters change or prove to be inaccurate, if its assumptions with respect to NET, American Passage, Campus Voice, Beyond the Wall and Trent being able to fund their operations and to make debt service payments out of their own cash flow in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of sixdegrees, CommonPlaces, American Passage, Campus Voice, Beyond the Wall or Trent prove to be greater than anticipated, the Company could be required to seek additional financing.

The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control. The Company may also seek additional debt or equity financing to fund the cost of its on-line business, to expand its network of campus theaters, to develop or acquire additional media and marketing services businesses or to fund its operations. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's stockholders.

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

ITEM 7. FINANCIAL STATEMENTS

     Information with respect to this item appears as a separate section following Item 13 of this report. Such information is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Company's Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's Proxy Statement.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits. See below.

     (b)  Reports on Form 8-K. None.

ITEM 13(A)   Exhibits

3.1          Certificate of Incorporation (incorporated by reference to Exhibit
             3.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.2 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.3 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed May 27,
             1998).

3.4 Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.5 Bylaws (incorporated by reference to Exhibit 4.2 to YouthStream's Registration Statement on Form S-8, Registration No. 333-32022, filed on March 9, 2000).

4.1 Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

4.2 Underwriter's Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.1 Employment Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.2 Employment Agreement between the Company and Harlan D. Peltz (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.3 Employment Agreement between the Company and Don Leeds (incorporated by reference to Exhibit 1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).

10.4 Non-Incentive Stock Option Agreement dated June 17, 1996 between the Company and Don Leeds (incorporated by reference to Exhibit
             10.3 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).

10.5 Employment Agreement between the Company and Bruce L. Resnik (incorporated by reference to Exhibit 2 to the Company's Form 10-QSB for the quarterly period ended September 30, 1996).

10.6 NET Portfolio Investors Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.7         Standard Form of School Contract (incorporated by reference to
             Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

10.8 Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Company and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K, filed on September 28, 1996).

10.9 Option Agreement between the Company and American Passage Media corporation (incorporated by reference to Exhibit 5 to the Company's Form 8-K, filed on September 28, 1996).

10.10 Bill of Sale and Agreement dated January 31, 1997 among SCCGS, Inc., Sirrom Capital Corporation, Campus Voice, L.L.C. and the Company (incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.11 Asset Purchase Agreement dated April 11, 1997 among Posters Preferred, Inc., Dennis Roche, Brian Gordon and the Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.12 Asset Purchase Agreement dated April 30, 1997 among the Company, Pik:Nik Media, LLC, Pik:Nik, LLC and Garth Holsinger, Annett Schaefer-Sell and Sunny Smith (incorporated by reference to Exhibit
             10.31 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.13 Stock Purchase Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institutional Fund, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.14 Registration Rights Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institution Fund, Inc., and the Company (incorporated by reference to Exhibit 10.33 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

10.15 Stock Purchase Agreement dated December 23, 1997 between the Company and Dirrom Investments, Inc. (incorporated by reference to
             Exhibit 10.15 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.16        Placement Manager Agreement (incorporated by reference to Exhibit
             10.17 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.17        Form of Stock Purchase Agreement (incorporated by reference to
             Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.18 Loan Agreement dated December 30, 1997 between First Union National Bank, American Passage Media, Inc., Beyond the Wall, Inc. and Campus Voice, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.19 Unconditional Guaranty dated December 30, 1997 by the Company and National Campus Media, Inc. in favor of First Union National Bank (incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.20 Merger Agreement dated June 9, 1999 among the Company, Trent Acquisition Co., Inc., Trent Graphics, Inc. and Charles Sirolly, Thomas Sirolly, Daniel Sirolly and William Sirolly (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed June 24,
             1999).

10.21 Asset Purchase Agreement dated June 10, 1999 among the Company, Pik:Nik Media, Inc., HelloXpress USA, Inc., and Dalia Smith and Ron Smith (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed June 24, 1999).

10.22 Option Agreement dated August 3, 1999 among the Company, New CW, Inc., CollegeWeb.com, Inc. and J. Alexander Chriss and Todd M. Ragaza (incorporated by reference to Exhibit 10.22 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.23 Agreement and Plan of Merger dated August 3 1999 among the Company, New CW, Inc., CollegeWeb.com, Inc. and J. Alexander Chriss and Todd
             M. Ragaza (incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.24 Operating Agreement of Common Places, LLC (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1998).

10.25 Agreement and Plan of Merger dated June 28, 1999 among the Company, Common Places, LLC, YouthStream Media Networks, Inc., Nunet, Inc., Nucommon, Inc., a wholly owned subsidiary of New Parent, Harlan Peltz, Benjamin Bassi, William Townsend and Mark Palmer (incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.26 Restated Certificate of Incorporation of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.27 Rights Agreement between YouthStream Media Networks, Inc. and the Rights Agent (unsigned and undated) (incorporated by reference to Exhibit 10.27 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.28 YouthStream Media Networks, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.29 Voting Trust Agreement among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan Peltz and the Voting Trustee (incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.30 Stockholders Agreement among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan Peltz individually, Harlan Peltz as voting trustee (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.31 Employment Agreement between YouthStream Media Networks, Inc. and Benjamin Bassi (incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.32 Employment Agreement between YouthStream Media Networks, Inc. and Harlan Peltz (incorporated by reference to Exhibit 10.32 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.33 Merger Agreement dated December 14, 1999 among the Company, Sixdegrees Acquisition Corp. and sixdegrees, inc. (incorporated by reference to Exhibit 10.33 to the Company's Form 8-K filed January 20, 2000).

10.34 Certificate of Designation of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.34 to the Company's Form 8-K filed January 20, 2000).

10.35        1999 Stock Option Plan of the Company (incorporated by reference to
             Exhibit 10.35 to the Company's Form 8-K filed January 20, 2000).

10.36 1999 Special Stock Option Plan of the Company (incorporated by reference to Exhibit 10.36 to the Company's Form 8-K filed January 20, 2000).

10.37 1999 Special Incentive Stock Plan of the Company (incorporated by reference to Exhibit 10.37 to the Company's Form 8-K filed January 20, 2000).

10.38* Employment Agreement dated June 20, 2000 between YouthStream Media Networks, Inc. and James G. Lucchesi.

10.39* Non-Qualified Stock Option Agreement of James G. Lucchesi dated June 20, 2000.

10.40* Amendment to Employment Agreement as of June 20, 2000 between YouthStream Media Networks, Inc. and Harlan D. Peltz.

10.41* Employment Agreement dated July 1, 2000 between YouthStream Media Networks, Inc. and Thea A. Winarsky.

10.42* Merger Agreement dated July 13, 2000 among YouthStream Media Networks, Inc., W3T Acquisition, Inc., a wholly owned subsidiary of YouthStream, W3T.com, Inc., Gerald Croteau, Eugene Bellotti, Donald Dion, Richard King, James Westra, Mark Fusco, Suzanne W. Bookstein and John Genest.

10.43* Consulting and Non-Competition Agreement dated July 25, 2000 between YouthStream Media Networks, Inc. and Andrew P. Weinreich.

10.44* Amendment No.1 dated July 28, 2000 to Stockholders Agreement dated February 28, 2000 among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan D. Peltz, individually, and Harlan D. Peltz, as voting trustee.

10.45* Non-Qualified Stock Option Agreement of Thea A. Winarsky dated August 16, 2000.

10.46* Non-Qualified Stock Option Agreement of James G. Lucchesi dated September 26, 2000.

21*          Subsidiaries of the Company.

23*          Consent of Ernst & Young LLP

27*          Financial Data Schedule

------------
*Filed herewith

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Report of Independent Auditors............................................  F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 2000 and 1999.....................  F-3

Consolidated Statements of Operations for the years ended
  June 30, 2000 and 1999..................................................  F-4

Consolidated Statements of Cash Flows for the years ended
  June 30, 2000 and 1999..................................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 2000 and 1999..................................................  F-7

Notes to Consolidated Financial Statements................................  F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
YouthStream Media Networks, Inc.

     We have audited the accompanying consolidated balance sheets of YouthStream Media Networks, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YouthStream Media Networks, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                                    /s/ Ernst & Young LLP




New York, New York
September 1, 2000

                                          YouthStream Media Networks, Inc.
                                             Consolidated Balance Sheet
                                                   (In thousands)

                                                                                         June 30,          June 30,
                                                                                           2000             1999
                                                                                        ---------         ---------
Assets
Current assets:
   Cash and equivalents                                                                 $  18,232         $   7,046
   Marketable debt securities, at amortized cost                                           25,189              --
   Accounts receivable, net of allowance for doubtful accounts of $542 and $158             5,010             2,653
                                                                                                          $     158
   Inventories                                                                              1,471               852
   Prepaid expenses                                                                         5,544               691
   Deposits and other current assets                                                        2,905               131
                                                                                        ---------         ---------
   Total current assets                                                                    58,351            11,373

Property and equipment, net                                                                12,186             4,360
Deferred financing costs, net                                                               3,963               724
Intangible assets, net                                                                    201,606            13,663
Restricted cash                                                                             1,328              --
Other assets                                                                                  513               132
                                                                                        ---------         ---------
Total assets                                                                            $ 277,947         $  30,252
                                                                                        ---------         ---------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                     $   2,077         $   1,442
   Accrued employee compensation                                                            1,277               561
   Other accrued expenses                                                                   3,497             1,048
   Deferred revenues                                                                          718               521
   Current portion of deferred purchase price                                                  45              --
   Current portion of capitalized lease obligations                                           825              --
   Current portion of long-term debt                                                        1,275               857
                                                                                        ---------         ---------
Total current liabilities                                                                   9,714             4,429

Capitalized lease obligations                                                               1,057              --
Long-term debt                                                                             18,709             6,589
Deferred rent                                                                                 353              --
Deferred purchase price                                                                     3,700              --

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized,
     no shares issued and outstanding                                                        --                --
   Common stock, $.01 par value, 100,000 shares authorized,
     28,031 shares issued and outstanding at June 30, 2000
     and 14,897 issued and outstanding at June 30, 1999                                       280               149
   Additional paid-in capital                                                             321,980            47,043
   Accumulated deficit                                                                    (77,846)          (27,958)
                                                                                        ---------         ---------
Total stockholders' equity                                                                244,414            19,234
                                                                                        ---------         ---------
Total liabilities and stockholders' equity                                              $ 277,947         $  30,252
                                                                                        =========         =========

                 See notes to consolidated financial statements.

                                YouthStream Media Networks, Inc.
                             Consolidated Statements of Operations
                            (In thousands, except per-share amounts)

                                                                        YEAR ENDED JUNE 30,
                                                                    --------------------------
                                                                      2000             1999
                                                                    --------         --------
Net revenues                                                        $ 29,039         $ 13,266
Operating expenses:
   Cost of goods sold                                                  1,765             --
   Selling, general and administrative expenses                       35,396           14,005
   Corporate expenses                                                  6,038            4,510
   Depreciation and amortization                                      34,689            2,186
   Impairment loss on equipment                                         --                825
                                                                    --------         --------
Total operating expenses                                              77,888           21,526
                                                                    --------         --------

Loss from operations                                                 (48,849)          (8,260)

Equity loss in investment                                             (2,890)             (51)
Interest income                                                        1,689              425
Other income                                                           1,804             --
Interest expense                                                      (1,142)          (1,119)
                                                                    --------         --------
Loss before provision for income taxes                               (49,388)          (9,005)
Provision for income taxes                                               500              185
                                                                    --------         --------
Net loss                                                            $(49,888)        $ (9,190)
                                                                    ========         ========

Net loss per basic and diluted common share                         $  (2.36)        $  (0.72)
                                                                    ========         ========

Weighted average basic and diluted common shares outstanding          21,111           12,800
                                                                    ========         ========

                 See notes to consolidated financial statements.

                                    YouthStream Media Networks, Inc.
                                 Consolidated Statements of Cash Flows
                                             (In thousands)

                                                                                YEAR ENDED JUNE 30,
                                                                           ---------------------------
                                                                              2000              1999
                                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $ (49,888)        $  (9,190)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Bad debt expense                                                            331                21
     Depreciation and amortization                                            34,689             2,186
     Gain on sale of equipment                                                   (64)             --
     Impairment loss on equipment                                               --                 825
     Non-cash compensation                                                       126              --
     Amortization of deferred financing costs                                    181               174
     Amortization of original issue discount on Subordinated Notes                38                38
     Deferred rent                                                               106              --
     Changes in assets and liabilities net of acquisitions:
       Increase in accounts receivable                                        (2,026)           (1,096)
       Decrease (increase) in prepaid expenses                                   584              (298)
       Increase in inventory                                                    (619)              (56)
       Increase in deposits and other current assets                          (2,774)              (33)
       Decrease in accounts payable                                             (667)             (265)
       Increase in accrued employee compensation                                 716                 2
       Increase in other accrued expenses                                        537               276
       Increase (decrease) in deferred revenues                                  159              (168)
                                                                           ---------         ---------
Net cash used in operating activities                                        (18,571)           (7,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                          (6,739)           (1,697)
Proceeds from sale of equipment                                                  116              --
Purchase of investments in marketable debt securities                        (25,189)             --
Other assets                                                                    (181)             --
Payment for business acquisitions, net of cash acquired                       (6,536)           (3,782)
Additions to deferred financing costs                                           (494)             (314)
                                                                           ---------         ---------
Net cash used in investing activities                                        (39,023)           (5,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock and exercise of
   warrants and options                                                       56,027            15,358
Net proceeds from issuance of warrants in connection
   with long-term debt                                                           420               188
Repayment of capitalized lease obligations                                      (342)             --
Proceeds from long-term debt                                                  13,551             4,812
Repayment of long-term debt                                                     (876)           (2,206)
                                                                           ---------         ---------
Net cash provided by financing activities                                     68,780            18,152

Net increase in cash and equivalents                                          11,186             4,775
Cash and equivalents at beginning of year                                      7,046             2,271
                                                                           ---------         ---------
Cash and equivalents at end of year                                        $  18,232         $   7,046
                                                                           =========         =========

                            See notes to consolidated financial statements.

                                   YouthStream Media Networks, Inc.
                           Consolidated Statements of Cash Flows (continued)
                                            (In thousands)

                                                                                YEAR ENDED JUNE 30,
                                                                           ---------------------------
                                                                              2000              1999
                                                                           ---------         ---------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                     $   1,163         $     871
                                                                           =========         =========
Cash paid for income taxes                                                 $     184         $     148
                                                                           =========         =========

NONCASH FINANCING ACTIVITIES:
Issuance of warrants in connection with long-term debt                     $   2,926         $     552
                                                                           =========         =========
Issuance of common stock in connection with acquisitions                   $ 197,183         $   3,783
                                                                           =========         =========
Deferred purchase price in connection with acquisition of Invino           $   3,500         $    --
                                                                           =========         =========
Issuance of warrants in connection with acquisitions                       $  18,512         $    --
                                                                           =========         =========

                            See notes to consolidated financial statements.

                                            YouthStream Media Networks, Inc.
                                     Consolidated Statements of Stockholders' Equity
                                                     (In thousands)

                                                                 COMMON STOCK      ADDITIONAL      ACCUMU-
                                                               ------------------    PAID-IN        LATED
                                                               SHARES     AMOUNT     CAPITAL       DEFICIT      TOTAL
                                                               ------    --------  ----------     --------     --------
Balance at June 30, 1998                                       11,347    $    113   $  27,198     $(18,768)    $  8,543
Issuance of warrants in connection with long-term debt           --          --           740        --            740
Issuance of common stock upon exercise of warrants              3,063          31      14,988        --         15,019
Issuance of common stock upon exercise of stock options           221           2         337        --            339
Issuance of common stock in connection with acquisition
   of Beyond the Wall                                               7        --            33        --             33
Issuance of common stock in connection with acquisition
   of Trent                                                       242           3       3,497        --          3,500
Issuance of common stock in connection with acquisition
   of HelloXpress                                                  17        --           250        --            250
Net Loss                                                         --          --          --        (9,190)      (9,190)
                                                               ------    --------   ---------     --------     --------
Balances at June 30, 1999                                      14,897         149      47,043     (27,958)      19,234

Issuance of common stock, net of issuance costs                 2,477          25      52,950        --         52,975
Issuance of common stock upon exercise of warrants                736           7         289        --            296
Issuance of common stock upon exercise of stock options           969          10       2,746        --          2,756
Issuance of common stock in connection with acquisition
   of CollegeWeb                                                  109           1       2,528        --          2,529
Issuance of common stock in connection with acquisition
   of Invino                                                      295           3       4,876        --          4,879
Additional stock options issued in connection with
   acquisition of American Passage                               --          --         1,062        --          1,062
Issuance of common stock in connection with acquisition
   of sixdegrees                                                3,742          37     110,678        --        110,715
Issuance of warrants and stock options in connection with
   acquisition of sixdegrees                                     --          --        12,850        --         12,850
Issuance of common stock in connection with acquisition
   of CommonPlaces                                              4,793          48      78,886        --         78,934
Issuance of stock options in connection with acquisition
   of CommonPlaces                                               --          --         4,600        --          4,600
Issuance of common stock in connection with acquisition
   of Beyond the Wall                                              13        --           126        --            126
Issuance of warrants in connection with long-term debt           --          --         3,346        --          3,346
Net loss                                                         --          --          --       (49,888)     (49,888)
                                                               ------    --------   ---------     --------     --------
Balances at June 30, 2000                                      28,031    $    280    $321,980    $(77,846)    $244,414
                                                               ======    ========    ========    ========     ========

                 See notes to consolidated financial statements.

                           YOUTHSTREAM MEDIA NETWORKS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1. ORGANIZATION AND BASIS OF PRESENTATION

In February 2000 (i) each outstanding share of Network Event Theater, Inc. ("NET") common stock and preferred stock were converted into one share of YouthStream Media Networks, Inc. ("YouthStream") common stock and NET became a wholly-owned subsidiary of YouthStream and (ii) YouthStream issued .89 shares of its common stock for each outstanding common unit of CommonPlaces, LLC ("Common Places") other than common units owned by NET at such time.

The accompanying consolidated financial statements include the accounts of YouthStream, and its wholly-owned subsidiaries, CommonPlaces, sixdegrees, inc., ("sixdegrees"), NET, American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent"), CollegeWeb.com, Inc. ("CollegeWeb") and Invino Corporation ("Invino") (collectively, the "Company").

The Company is a media, marketing services, promotions and Internet company targeting the teenage and young adult marketplace, particularly high school, college and university audiences. Through the combination of a unique portfolio of targeted off-line media properties and two next-generation on-line websites, namely mybytes.com and sixdegrees.com, the Company provides integrated, cost-effective solutions to advertisers and sponsors looking to reach young adults. The Company's portfolio of on-line and off-line Internet and media services properties include:

     o sixdegrees, creator of sixdegrees.com, which provides individuals with the ability to administer their own personal virtual communities using a proprietary connection engine that members can use to find and connect to other members for a wide variety of purposes, including finding jobs, referrals, dates, introductions and recommendations;

     o CommonPlaces, creator of mybytes.com, a full-service Internet hub designed for and targeting the college market, which provides a self-evolving, personalized community with academic tools, campus-based content and integrated advertising, e-commerce and lifestyle services including Pulsefinder.com, which is an on-line real-time research and polling service that tracks and measures the latest trends in the college market;

     o NET, a national network of theaters on college campuses for delivering entertainment and educational events via digital satellite transmission;

     o American Passage, a college newspaper advertising placement service and a campus postering and promotions company;

     o    Campus Voice, an editorial wall media network.

     o    Beyond the Wall, a print poster catalog;

     o    HotStamp, a national free postcard advertising brand; and

     o Trent, an on-campus seller of wall posters to students at colleges and universities throughout the country.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany items and transactions have been eliminated. The Company's investment in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CommonPlaces was accounted for under the equity method through February 2000 when it became a wholly-owned subsidiary.

CASH AND EQUIVALENTS AND MARKETABLE DEBT SECURITIES

Cash and equivalents include all cash, demand deposits, money market accounts, and debt instruments purchased with an original maturity of three months or less. Marketable debt securities are debt instruments purchased with maturities of between three and nine months. The Company's investment in debt securities, including those held in cash equivalents, are classified as securities held-to-maturity and are carried at amortized cost.

RESTRICTED CASH

Restricted cash includes money market accounts that are used as collateral for letters of credit. The letters of credit are issued for security deposits on property and equipment leases.

RECLASSIFICATIONS

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of posters and related products.

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized over the term of the related debt. Accumulated amortization of deferred financing costs at June 30, 2000 and 1999 are approximately $355,000 and $174,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. These lives are estimated to be three to five years for network theater equipment; six years for location-based media equipment, and three to five years for furniture and office equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or the lives of the related improvements. Expenditures for maintenance and repairs are charged to operations as incurred.

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During 1999, events and circumstances indicated that certain network theater equipment and location-based media equipment were impaired. As such, the Company wrote down the value of such assets by approximately $825,000 to their fair value. Fair value was based on estimated future undiscounted cash flows to be generated by the aforementioned assets.

INTANGIBLE ASSETS

Intangible assets represent acquisition costs in excess of the fair value of businesses acquired and a covenant not-to-compete, which are amortized on a straight-line basis principally over 3 to 15 years. Approximately 93% of net goodwill will be amortized over a period of three years with the remaining 7% amortized over 15 years. The agreements, pursuant to which the Company acquired certain companies, include provisions that would require the Company to issue additional shares of common stock, if the acquired company meets certain goals. The value of any such shares issued, as of the date

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


issued, are added to the related goodwill and amortized over the remainder of such goodwill's useful life. Accumulated amortization of intangible assets at June 30, 2000 and 1999 is approximately $33,003,000 and $1,370,000, respectively.

It is the Company's policy to account for intangible assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of intangible assets of the Company and its subsidiaries, management assesses the carrying value of the intangible assets periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

REVENUE RECOGNITION

The Company's primary source of revenue is derived from the sale of advertising space in media, both off- and on-line, which are owned either by the Company or by third parties and by the sale of marketing services. Revenue from the off-line segment is generally recognized in the month of media publication and in the case of marketing services, the month such services are provided. Revenue from the on-line segment is recognized over the period in which the advertisements are displayed, provided that no significant Company obligation remains and collection of the receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of the Company's on-line services over a specified period of time). To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the guaranteed number of impressions are achieved.

ADVERTISING AND PROMOTION COSTS

The Company expenses advertising costs as incurred. Advertising expense for the years ended June 30, 2000 and 1999 were approximately $2,051,000 and $459,000, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes. " Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NET LOSS PER SHARE

The Company calculates net loss per share as required by SFAS No. 128, "Earnings per Share. " Basic earnings per share excludes any dilution for common stock equivalents and is computed on the basis of net loss divided by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per share does not consider such dilution if its effect would be antidilutive. Certain options and warrants that are currently antidilutive may be dilutive in the future.

STOCK-BASED COMPENSATION

The Company generally grants stock options to employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. The Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted by SFAS No. 123, the Company continues to account

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's revenue is principally derived from the sale of advertising space, the placement of advertising in various media and the provision of media services to advertisers, sponsors and entertainment companies. The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

RECENT PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the effective date of which has been deferred for all fiscal quarters of fiscal years beginning after June 15, 2000 by FASB No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." SFAS No. 133 establishes accounting and reporting standards for derivitive instruments, including derivitive instruments embedded in other contracts and for hedging activities. This statement is not expected to have a significant impact on the Company's financial position or results of operations.


3. CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES


The following is a summary of the Company's held-to-maturity securities at June 30, 2000, which are classified as either cash equivalents or marketable debt securities based on a maturity of less than or more than three months, respectively (in thousands):

                                            Gross        Gross     Estimated
                                         Unrealized   Unrealized     Market
                                Cost       Gains        Losses       Value
                               -------   ----------   ----------   ---------
CASH EQUIVALENTS:
Mortgage backed securities      $ 2,690    $  --        $    31     $ 2,659
                                -------    -------      -------     -------

MARKETABLE DEBT SECURITIES:
Government obligations           20,456        251         --        20,707
Corporate obligations             4,723       --          4,723
Commercial paper                     10       --             10
                                -------    -------      -------     -------
        Subtotal                 25,189        251       25,440
                                -------    -------      -------     -------
        TOTAL                   $27,879    $   251      $    31     $28,099
                                =======    =======      =======     =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. ACQUISITIONS

TRENT

In June 1999, the Company acquired Trent pursuant to a merger agreement (the "Merger Agreement"). Trent sells posters and other products at sales events at junior and four-year colleges, high schools, at retail stores and other locations and over the Internet. The purchase price consisted of $3.5 million in cash and 242,003 shares of the Company's common stock valued at $3.5 million, or $14.46 per share, the then current market price. In addition, if Trent's EBITDA (as defined in the Merger Agreement) for the two years ending June 30, 2001 exceeds certain targets, the Company will pay to the former Trent stockholders up to an additional $600,000 in cash and additional shares of the Company's common stock valued at $600,000. The aggregate purchase price of $7,060,000, including acquisition costs, was recorded as excess of cost over net assets acquired.

HELLOXPRESS

In June 1999, the Company acquired certain assets and liabilities of HelloXpress USA, Inc. ("HelloXpress"), an entity that produces, markets and distributes free postcards containing advertising images in the Washington, DC, Philadelphia, Boston, Baltimore and Atlanta areas. The purchase price consisted of $300,000 in cash, 17,242 shares of the Company's common stock valued at $250,000, or $14.50 per share, the then current market price, and the foregiveness of amounts due to the Company of $125,000. In addition, former stockholders of HelloXpress will receive an additional $45,000 in cash and shares of the Company's common stock valued at $200,000 in September 2000. The aggregate purchase price of $936,000, including acquisition costs, was recorded as excess of cost over net assets acquired and a portion was allocated to a covenant not-to-compete.

COLLEGEWEB

In August 1999, NET acquired CollegeWeb pursuant to a merger agreement between NET and CollegeWeb. CollegeWeb owns and maintains a Web site aimed at college students. The purchase price consisted of 108,971 shares of the Company's common stock, valued at $2,529,000, or approximately $23.22 per share, the then current market price. The Company licensed CollegeWeb's technology to CommonPlaces. For the period August 1999 through February 2000 (date of CommonPlaces merger), the Company recognized approximately $525,000 in license fee income and CommonPlaces recognized approximately $525,000 in license fee expense. The aggregate purchase price of $2,738,000, including acquisition costs, was recorded as excess of cost over net assets acquired.

INVINO

In October 1999, NET acquired Invino pursuant to a merger agreement between NET and Invino. Invino is a developer of an instant messaging application for the college market. The purchase price aggregating $9,000,000 is payable in the Company's common stock, of which $3,486,000 (167,358 shares) was paid at closing, based on the 30 day average share price prior to the payment date. The balance of the purchase price is payable in the Company's common stock in quarterly installments of $500,000 through September 30, 2000 and quarterly installments of $375,000 from December 31, 2000 through December 31, 2002. Through June 30, 2000, the Company issued an additional 127,758 shares valued at approximately $1,392,000 in connection with the quarterly installments. The aggregate purchase price was recorded in October 1999, and the deferred purchase price included in the accompanying balance sheet represents the unpaid portion. For accounting purposes, the value of the shares issued and to be issued has been and will be determined on the three-day average trading price one day before and one day after the date of issuance. Any differences between the use of the 30 day and three-day average trading prices will be accounted for as an adjustment to the purchase price. The Company licensed Invino's technology to CommonPlaces. For the period October 1999 through February 2000 (date of CommonPlaces merger), the Company recognized approximately $1,216,000 in license fee income and CommonPlaces recognized approximately $1,216,000 in license fee expense. The aggregate purchase price of $8,594,000, including acquisition costs, was recorded as excess of cost over net assets acquired.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SIXDEGREES

In January 2000, NET acquired sixdegrees pursuant to a merger agreement between NET and sixdegrees. The Company issued 2,742,536 shares of common stock and 999,957 shares of convertible preferred stock valued at $110,715,000, or approximately $29.583 per share, the current three-day average price per share when the merger was announced in December 1999. The convertible preferred stock was converted into common stock in March 2000. The Company also exchanged 640,979 of its options and warrants for 7,722,643 of sixdegrees' options and warrants valued at approximately $12,850,000. The aggregate purchase price of $125,369,000, including acquisition costs, exceeded the net assets acquired by $114,727,000, which was recorded as excess of cost over net assets acquired.

COMMONPLACES

In November 1998, the Company acquired 5,000,000 common units in CommonPlaces in exchange for providing media and marketing services having an aggregate value of $15,000,000 over a four year period commencing upon the initial public launch campaign promoting CommonPlaces' business, but not later than August 31, 1999. Twenty-five percent of the common units initially acquired by NET, or 1,250,000 common units, were not subject to vesting and no additional performance of services by NET was necessary with respect to those units.

NET did not assign a value to the initial 1,250,000 common units that vested immediately because of the start-up nature of CommonPlaces' business and the related uncertainty surrounding it. It was NET's intention to record an investment proportionate to the cost of media and marketing services provided on an ongoing basis related to its $15,000,000 four-year commitment. This investment in CommonPlaces was accounted for using the equity method, under which the Company's share of losses of CommonPlaces was reflected in the accompanying statement of operations as on equity loss in investment.

     For the period November 1998 through February 28, 2000, NET provided $2,941,000 in media and marketing services to CommonPlaces. NET's share of CommonPlaces' losses for the period from November 1998 through June 30, 1999 and July 1, 1999 through February 28, 2000 was approximately $2,300,000 and $7,488,000, respectively. NET has limited the recognition of CommonPlaces' losses in its statement of operations for the period from July 1, 1999 through February 28, 2000 and the period from November 1998 to June 30, 1999 to $2,890,000 and $51,000, respectively, because it was not required to fund CommonPlaces' losses or to make additional capital contributions. For the period from July 1, 1999 through February 28, 2000, NET recognized approximately $1,741,000 in license fee income and CommonPlaces recognized $1,741,000 in license fee expense.

In February 2000, CommonPlaces unitholders, excluding NET, received 4,792,867 shares of the Company's common stock, valued at $78,934,000, or approximately $16.47 per share, the current three day average price per share when the merger was first announced in June 1999. The Company issued 1,158,223 of its common stock options in exchange for 1,301,374 options in CommonPlaces' units valued at approximately $4,600,000. The aggregate purchase price of $92,276,000, including acquisition costs and the funding of CommonPlaces operating expenses of $7,463,000 through the date of the merger, exceeded the net assets acquired by $92,373,000 which was recorded as excess of cost over net assets acquired.

The aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each of the acquisitions has been allocated to the assets acquired and the liabilities assumed based on their fair values at the respective date of each acquisition. Included in intangible assets is the excess of cost over the assets acquired and liabilities assumed. The results of operations of the businesses acquired are included in the Company's consolidated results of operations from the respective dates of acquisition.

The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of July 1, 1999 and 1998, respectively (in thousands, except per share amounts):

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         YEAR ENDED JUNE 30,
                                                                  ---------------------------------
                                                                      2000                1999
                                                                  -------------       -------------
Net revenue                                                       $      27,647       $      21,237
Net loss                                                               (113,648)            (79,323)
Net loss per basic and diluted common share                               (4.27)              (3.75)
Weighted average common shares outstanding - basic and diluted           26,637              21,136

The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the respective periods.


5. LONG-TERM DEBT


Long-term debt consists of the following (in thousands):


                                                    JUNE 30,
                                              -------------------
                                                2000       1999
                                              -------    -------
Note Payable to Bank (A)                      $ 1,739    $ 2,406
Subordinated Notes - Private Placement (B)      5,000      5,000
Note Payable to Finance Company (C)             1,768       --
Subordinated Notes - Private Placement (D)     12,000       --
Other                                               9        190
                                              -------    -------
                                               20,516      7,596
Less unamortized original issue discount
  attributed to subordinated notes                532        150
                                              -------    -------
                                               19,984      7,446
Less current portion                            1,275        857
                                              -------    -------
                                              $18,709    $ 6,589
                                              =======    =======

(A) The note, with an original balance of $4 million, is secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by NET. The note is payable in equal monthly installments, commencing February 2, 1998, over a maximum of six years (as defined). Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one-month maturity.

The Borrowers also entered into an interest rate exchange agreement converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at June 30, 2000 was $1,389,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002. The Company's estimated credit exposure related to the interest rate agreement, as of June 30, 2000, is approximately $7,000. The notional amount of the derivative does not represent the amount exchanged by the parties, and is not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivative, which relate to interest rates. The fair value of the interest rate agreement at June 30, 2000 was approximately $1,396,000, determined on the basis of valuation pricing models which take into account current market and contractual prices, giving effect to the time value and yield curve underlying the position.

(B) In July 1998, the Company issued subordinated notes to accredited investors in the aggregate amount of $5,000,000 less an original issue discount of $188,000. These notes bear interest at 11% per annum and are due in July 2003. In connection with the issuance of the subordinated notes, the Company issued 375,000 warrants to the accredited investors for $188,000 and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Based on an independent appraisal, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 were recorded as deferred financing costs and are being amortized over the term of the subordinated notes. The original issue discount of $188,000 is being amortized over the term of the related debt.

(C) In March 2000, the Company issued a note to a finance company in the amount of $1,971,000. The note bears interest at the rate of 11.95% per annum and is payable in 36 equal monthly payments commencing in March 2000. The note is secured by certain equipment owned by NET.

(D) In June 2000, the Company issued a subordinated note to an accredited investor in the amount of $12,000,000 less an original issue discount of $420,000. The note bears interest at 11% per annum and is due in June 2005. In connection with the issuance of the subordinated note, the Company issued 1,020,000 warrants to the accredited investor in exchange for $420,000. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company's common stock for $5.9375, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 1,020,000 warrants were valued at $3,346,000. The value of the warrants and closing costs of $494,000 were recorded as deferred financing costs and are being amortized over the term of the subordinated notes. The original issue discount of $420,000 is being amortized over the term of the related debt.

At June 30, 2000, the aggregate amounts of long-term debt, net of amortized original issue discount, due during the next five years are as follows (in thousands):

   Year ending June 30:
     2001                                                   $ 1,275
     2002                                                     1,341
     2003                                                       900
     2004                                                     5,000
     2005                                                    12,000
                                                           --------
                                                           $ 20,516
                                                           ========

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                         JUNE 30,
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
Network theater equipment                         $  4,486     $  3,524
Location based media equipment                       2,898        2,715
Furniture and office equipment                       7,784        1,751
Leasehold improvements                                 690          130
Building                                               488         --
Land                                                   130         --
                                                  --------     --------
                                                    16,476        8,120
Less accumulated amortization and depreciation      (4,290)      (3,760)
                                                  --------     --------
                                                  $ 12,186     $  4,360
                                                  ========     ========

Property and equipment include assets under capital leases aggregating approximately $2,131,000 at June 30, 2000. The accumulated amortization related to assets under capital leases is approximately $377,000 at June 30, 2000. The Company had no capital leases as of June 30, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. INCOME TAXES

At June 30, 2000, the Company had a net operating loss carry forward for income tax purposes of approximately $51,359,000 that expires from 2013 through 2020. For financial reporting purposes, a valuation allowance of $20,898,000 has been recognized to offset the deferred tax asset principally related to this carry forward. The valuation allowance increased by approximately $11,674,000 and $3,590,000 for the years ended June 30, 2000 and 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2000 are as follows: (in thousands)

                                                              June 30
                                                          2000       1999
                                                        --------   --------
            Deferred tax assets:
               Net operating loss carryforwards         $ 20,492   $  9,347
               Other                                         406       (123)
                                                        --------   --------
            Total Deferred tax assets                     20,898      9,224
            Valuation allowance                          (20,898)    (9,224)
                                                        --------   --------
            Net deferred tax asset                      $   --     $   --
                                                        ========   ========

No federal tax provision has been provided for the years ended at June 30, 2000 and 1999 due to the significant losses incurred to date. A current state tax provision has been provided for at June 30, 2000 and 1999 in the amount of $500,000 and $185,000 respectively. These taxes are primarily based on net assets and net revenues.

8. STOCKHOLDERS' EQUITY

In December 1995, the Company granted to certain consultants an option to purchase 552,560 shares of common stock at an exercise price of $1.58 per share, which expires in December 2005. The Company, in years ended June 30, 2000 and 1999 respectively, issued 460,280 and 92,000 shares of the common stock in connection with the exercise of such options.

The Company issued 2,645,000 warrants at the time of its initial public offering in April 1996. Each of the warrants entitled the registered holder to purchase one share of the Company's common stock for $5.00, subject to adjustment in certain circumstances, at any time until April 2, 2001. In December 1997, the Company issued 12,000 shares of common stock upon exercise of warrants at $5.00 per share or $60,000. In January 1999, the remaining 2,633,000 warrants were exercised resulting in net proceeds to the Company of approximately $13,200,000.

In connection with the Company's initial public offering in April 1996, the Company issued 230,000 warrants to the underwriter. Each warrant entitled the holder to purchase one share of the Company's stock for $8.25 and an additional warrant for $.165. Each additional warrant entitled the holder to purchase one share of the Company's common stock for $8.25. All warrants expire in April 2002. Through June 30, 2000, 228,088 warrants and 227,088 additional warrants were exercised resulting in net proceeds to the Company of $2,146,000. Approximately 198,000 of the additional warrants were exercised in cashless transactions.

In connection with the sale of 1,015,873 shares of the Company's common stock in June 1997, the Company issued 150,000 warrants to an investment bank. Such warrants have an exercise price of $4.50 and expire in December 2000. In January and February 1999, the company issued 112,562 shares of its common stock in exchange for these warrants in cashless transactions.

In December 1997 and 1998, the Company granted to a public relations firm, an aggregate of 400,000 warrants to purchase shares of the Company's common stock at an exercise price of $5.00 per share. In January 1999, the Company issued 71,193 shares of its common stock upon the cashless exercise of 100,000 warrants. In December 1999, the Company issued 249,791 shares of its common stock upon cashless exercise of 300,000 warrants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with certain earn out contingencies related to the American Passage acquisition in September 1996, the Company issued 75,000 options, each of which entitled the holder to purchase one share of the Company's common stock for $2.627. The value of such options of $1,062,000 was recorded as additional purchase price. In November 1999, the Company issued 75,000 shares of its common stock in connection with the exercise of such options.

In connection with the issuance of Subordinated Notes in July 1998, the Company issued 525,000 warrants to accredited investors and the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125. During July and September 1999, the warrants were exercised in a cashless transaction resulting in the issuance of 450,568 shares of the Company's common stock.

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

In connection with an acquisition, the company issued 13,332 shares of the Company's common stock, in April 2000, to the former owners of Beyond the Wall valued at approximately $126,000.

In connection with the issuance of Subordinated Notes in June 2000, the Company issued 1,020,000 warrants to accredited investors and the placement agent. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company's common stock for $5.9375.

For the twelve months ending June 30, 2000, options were exercised resulting in the issuance of approximately 969,000 shares of common stock, including the options related to the American Passage earn out, resulting in net proceeds of approximately $2,756,000.

Securities for issuance of common stock excluded from diluted earnings per share due to their antidilutive effect are as follows:

                                                    2000            1999
                                                  ---------       ---------
Stock options                                     3,596,000       1,249,000
Common stock purchase warrants                    1,402,000         890,000

9. STOCK OPTION PLANS

In February 2000, the Company adopted the YouthStream Stock Option Plan (the "2000 Plan") in order to grant employees providing services to the Company incentive stock options. The 2000 Plan allows for the granting of options to purchase up to 5,000,000 shares of the Company's common stock. All option plans of the Company in existence at the formation of the 2000 Plan were merged into the 2000 Plan. The terms of the options were not changed upon merging the Plans. The exercise price of the options granted was at fair market value on the date of the grant. Options generally vest over three years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the Option Plans' transactions for the years ended June 30, 2000 and 1999:

                                                                    Weighted
                                                                     Average
                                                        Shares    Exercise Price
                                                      ---------   --------------
Options outstanding at June 30, 1998                    529,000       $ 4.39
Options granted                                         370,200        11.44
Options canceled                                        (55,833)        6.10
Options exercised                                       (55,000)        3.53
                                                      ---------       ------
Options outstanding at June 30, 1999                    788,367       $ 7.64

Options granted                                       3,985,255        14.35
Options canceled                                       (758,389)       15.18
Options exercised                                      (419,686)         .87
                                                      ---------       ------
Options outstanding at June 30, 2000                  3,595,547       $12.60
                                                      =========       ======

Options exercisable at June 30, 2000                    629,939
                                                      =========
Options exercisable at June 30, 1999                    349,665
                                                      =========
Options available for future grant at June 30, 2000   1,319,672
                                                      =========

Information regarding the options outstanding under the Option Plan at June 30, 2000 is as follows:

                       NUMBER OF         WEIGHTED-        WEIGHTED-
                        OPTIONS          AVERAGE          AVERAGE                             WEIGHTED-
EXERCISE PRICE         CURRENTLY         EXERCISE       CONTRACTUAL         NUMBER            AVERAGE
   RANGE              OUTSTANDING         PRICE            LIFE           EXERCISABLE      EXERCISE PRICE
--------------        -----------        ---------      -----------       -----------      --------------
  $1.75-1.91             89,064            $1.83         7.9 years           62,713            $1.80
  $3.00-3.50            328,422            $3.39         8.7 years          231,793            $3.41
  $4.69-7.00          1,122,117            $5.96         9.3 years          157,271            $5.21
 $7.25-10.84            138,182            $9.21         9.3 years           61,802            $9.37
$11.50-16.93            387,662           $13.73         9.0 years          116,360           $13.15
$17.38-25.75          1,037,004           $20.38         9.1 years             --               --
$26.25-28.75            492,556           $27.57         9.3 years             --               --
                      ---------                                             -------           ------
                      3,595,547                                             629,939            $6.08
                      =========                                             =======           ======

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30, 2000 and 1999:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                JUNE 30,
                                                          --------------------
                 ASSUMPTION                                2000         1999
                 ----------                                ----         ----

Risk-free interest rate                                    6.41%       5.08%
Dividend yield                                             0%          0%
Volatility factor of the expected market price
   of the Company's common stock                           .90         1.090
Average life                                              3 years      3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of it employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $2,659,000, or $.13 per share and $321,000, or $.03 per share for the years ended June 30, 2000 and 1999, respectively.

The weighted average fair value of options granted during the years ended June 30, 2000, and 1999 was $8.10 and $8.06, respectively.

10. COMMITMENTS AND CONTINGENCIES

LEASES

The Company is obligated under capital leases for certain computer and office equipment that expire at various dates through September 2004 with interest ranging from 12% to 32%. Future minimum lease payments relating to office space under noncancelable operating leases and future minimum capital lease payments as of June 30, 2000 are as follows (in thousands):

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Capital       Operating
Year ending June 30:                                                 Leases         Leases
                                                                     -------       --------
   2001                                                              $ 1,054        $1,766
   2002                                                                  973         1,299
   2003                                                                  160         1,169
   2004                                                                   35           880
   2005                                                                    7           751
   Thereafter                                                            --            455
                                                                     -------        ------
   Total minimum lease payments                                        2,229        $6,320
                                                                                    ======
   Less amount representing interest                                    (347)
                                                                     -------
   Present value of net minimum capital lease payments                 1,882
   Less current installments of obligations under capital lease          825
                                                                     -------
   Obligations under capital leases, net of current installments     $ 1,057
                                                                     =======

Rent expense was approximately $2,123,000 and $669,000 for the years ended June 30, 2000 and 1999, respectively. The above table does not include the future rent payments of Chrysler building lease [see Note 13].

LITIGATION

In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, such legal matters will not have a material adverse effect on the financial position, results of the operations or cash flows of the Company.

11. 401(K) PLAN

During 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under this Plan are defined as all full-time employees with one year of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the Plan, subject to board approval. For the year ended June 30, 2000 and 1999, the amount of this matching expense was approximately $111,000 and $41,000, respectively.

12. SEGMENT INFORMATION

The Company operates in two business segments, on-line and off-line. The on-line segment consists of the operations of two Internet websites, mybytes.com and sixdegrees.com. The off-line segment consists of traditional print media and promotions (in thousands).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     Twelve months ended
                                                          June 30, 2000
                                                           Segment
                                               --------------------------------
                                                On-line                Off-line
                                               ---------               --------
Net revenues from external customers           $     761               $ 28,278
Intersegment revenues                                 57                    626
Depreciation and amortization                     28,408                  6,281
Operating loss                                   (38,181)               (10,668)
Identifiable assets                              191,490                 86,457
Capital expenditures                                 935                  5,804

Segment information is not shown for the twelve-month period ended June 30, 1999 as there was no significant on-line activity during those periods.

13. SUBSEQUENT EVENTS

In July 2000, the Company acquired W3T.com, Inc. ("Teen.com") pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company and Teen.com. Teen.com is a family-friendly Web destination for teens and is ranked as one of the top websites visited by 13- to 19-year-olds. The purchase price was payable in 894,000 shares of the Company's stock valued at approximately $5.6 million.

In January 2000, the Company entered into certain leases for office space expiring in October 2010. Annual base rent payable under these agreements was approximately $2,600,000 in years one to five and $2,900,000 in years six to ten. In May 2000, the Company's management determined that such office space was no longer needed and put a plan in place to dispose of the space. In August 2000, the Company terminated the lease agreements and has accrued approximately $1,663,000 in expenses related to the termination. Such amount has been recognized in the accompanying financial statements as of June 30, 2000.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.

                                        YOUTHSTREAM MEDIA NETWORKS, INC.

                                        By: /s/ JAMES G. LUCCHESI
                                            ---------------------------------
                                                JAMES G. LUCCHESI
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: September 27, 2000

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     Signature                                        Title                              Date
     ---------                                        -----                              ----
/s/ JAMES G. LUCCHESI              President, Chief Executive Officer and         September 27, 2000
----------------------             Director (Principal Executive Officer)
    JAMES G. LUCCHESI


 /s/ HARLAN D. PELTZ               Chairman of the Board                          September 27, 2000
 ---------------------
     HARLAN D. PELTZ


 /s/ BRUCE L. RESNIK               Executive Vice President, Chief Financial      September 27, 2000
 ---------------------             Officer and Secretary (Principal Financial
     BRUCE L. RESNIK               Officer and Principal Accounting Officer)


  /s/ BENJAMIN BASSI               Director                                       September 27, 2000
  --------------------
     BENJAMIN BASSI


   /s/ HOWARD KLEIN                Director                                       September 27, 2000
   ------------------
     HOWARD KLEIN


   /s/ METIN NEGRIN                Director                                       September 27, 2000
   ------------------
     METIN NEGRIN