Form 10KSB/A
period 2000-06-30
YOUTH STREAM MEDIA NETWORKS INC
filed 2000-10-30
CIK 1103926

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                         Commission file number: 0-27556

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                          13-4082185

(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

529 Fifth Avenue
New York, New York                                                   10017

(Address of Principal Executive Offices)                           (Zip Code)

                                 (212) 622-7300
                (Issuer's Telephone Number, Including Area Code)

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

                                 Yes   X    No
                                     -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $29,039,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 8, 2000: $188,752,954.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 8, 2000: 29,038,916 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):

                                 Yes        No  X
                                     -----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

ITEM NO.                                                                  PAGE
--------                                                                  ----
Part III

 9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(a) of the Exchange Act .................    1

10.  Executive Compensation ............................................    4

11.  Security Ownership of Certain Beneficial Owners and Management ....    6

12.  Certain Relationships and Related Transactions ....................    7


Signatures..............................................................   10

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of YouthStream Media Networks, Inc. ("YouthStream") are as follows:

   NAME                                     AGE        POSITION
   ----                                     ---        --------
   Harlan D. Peltz ..................       35         Chairman of the Board

   James Lucchesi ...................       45         President and Chief
                                                       Executive Officer;
                                                       Director

   Bruce L. Resnik ..................       54         Executive Vice President,
                                                       Chief Financial Officer

   Dennis Roche .....................       34         Chief Operating Officer

   Thea A. Winarsky .................       33         Vice President & General
                                                         Counsel; Secretary

   Metin Negrin .....................       34         Director

   Benjamin Bassi ...................       44         Director

   Howard Klein .....................       42         Director

     Harlan D. Peltz has been Chairman of the Board of YouthStream and its predecessor Network Event Theater, Inc., ("NET", now a wholly-owned subsidiary of Youthstream and together with YouthStream, the "Company"), since its incorporation in December 1995. He was Chief Executive Officer of the Company from December 1995 until June 20, 2000. From August 1993 to December 1995, Mr. Peltz was the President of Universal Access Network, Inc., the general partner of Universal Access Network, LP, the predecessor of NET. From September 1991 to July 1993, Mr. Peltz was an associate at Veronis, Suhler & Associates Inc., an investment banking firm specializing in the media industry. From July 1990 to May 1991, Mr. Peltz worked for Home Box Office in the area of international business development in Eastern Europe and South America.

     James "P.T." Lucchesi has been President and Chief Executive Officer of Youthstream and a director of the Company since June 20, 2000. Mr. Lucchesi served as Executive Vice President of YouthStream from January - June 2000 and spent the prior three years as Chief Financial Officer of sixdegrees, inc. In addition, Mr. Lucchesi has more than 20 years of executive management experience, including service as Chief Executive Officer of two early-stage consumer packaged goods firms, and as Chief Operating Officer and Chief Financial Officer of Fuel Tech, Inc., a pollution control technology firm.

     Bruce L. Resnik has been Executive Vice President and Chief Financial Officer of the Company since October 1996. From August 1992 to September 1996, Mr. Resnik was the Director of Finance of the International Division of Grey Advertising.

     Dennis Roche is the Chief Operating Officer of YouthStream. He is responsible for sales, operations, marketing and promotion for the media properties of YouthStream. Mr. Roche joined the Company in 1997 upon its acquisition of Beyond The Wall, Inc., a business he started in 1994. In the last two years Mr. Roche has been closely involved in the acquisition, integration, and growth of a number of YouthStream properties. He worked at Morgan Stanley as a financial analyst in their investment banking division from 1987 through 1989. Mr. Roche worked in brand management in Beauty Care at Procter & Gamble for two years before leaving to start Beyond The Wall, Inc.

     Thea A. Winarsky has been YouthStream's Vice President and General Counsel since July 2000 and Secretary to the Board of Directors since August 2000. Ms. Winarsky joined the Company as Assistant General Counsel in January 2000. Prior to joining the Company, Ms. Winarsky was Vice President and General Counsel for sixdegrees, inc. Immediately prior to serving in that role, Ms. Winarsky was an associate at the New York law firm of Fried, Frank, Harris, Shriver & Jacobson, from September 1992 to October 1999. Ms. Winarsky holds a law degree from the New York University School of Law and a Bachelor of Arts degree from the University of Pennsylvania.

     Metin Negrin has been a director of the Company since December 1995. Since May 2000, he has been Chief Executive Officer of i-scraper inc. i-scraper is an internet real estate project managment company. From August 1993 to May 2000, Mr. Negrin was the Chief Operating Officer and a Managing Director of The Athena Group, a real estate investment firm. From July 1990 to July 1993, Mr. Negrin was an associate in the New York office of LaSalle Partners, a Chicago-based real estate investment firm.

     Benjamin Bassi has been a director of the Company since February 2000 and was the Company's President until June 2000. He had been the President and Chief Executive Officer of CommonPlaces, LLC since its inception in 1998 to February 2000. From 1997 to 1998, he was the Chief Operating Officer of Firefly Network. From 1995 to 1997, Mr. Bassi was an executive of Lycos, Inc. From 1992 to 1995, Mr. Bassi was Vice President of Sales at Object Design.

     Howard Klein has been a director of the Company since June 1998. Mr. Klein is a founding partner of 3 Arts Entertainment, one of the leading management/production firms in the entertainment industry. Representing some of the world's most recognizable talent in the areas of film and television, Mr. Klein is personally responsible for guiding the careers of many writers, directors and performers.

     The Board of Directors of YouthStream is divided into three classes with staggered three-year terms. Upon expiration of the term of a class of directors, the directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Mr. Bassi is a Class I director whose term expires at the 2000 annual meeting of stockholders. Messrs. Negrin and Klein are Class II directors, whose terms expire at the 2001 annual meeting of stockholders, and Mr. Peltz is a Class III director, whose term expires at the 2002 annual meeting of stockholders. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors, subject to the provisions of certain employment agreements.

     The Company has obtained key man life insurance on the life of Mr. Peltz in the amount of $2 million.

Board and Committee Meetings

     During the fiscal year ended June 30, 2000, the Board of Directors held 6 meetings and acted by unanimous written consent several times. Each member of the Board attended at least 75% of the meetings of the Board and meetings of any committees of the Board on which he served that were held during the time he served.

     The Audit Committee of the Board of Directors, which consists of a majority of independent directors, makes recommendations concerning the engagement of the Company's independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees of the independent public accountants, reviews the adequacy of the Company's internal accounting controls, and reviews all related party transactions on an ongoing basis for potential conflict of interest situations. The members of the Audit Committee are Howard Klein and Metin Negrin.

     The Stock Option Committee is made up of a majority of directors who, to the extent legally required, qualify as "outside directors" under Section 162(m) of the Internal Revenue Code of 1986, as amended, and as "non-employee directors" under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Stock Option Committee administers the Company's stock based stock option plan. The members of the Stock Option Committee are Metin Negrin and Howard Klein.

     The Board of Directors does not have a Nominating Committee or a Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act was in compliance with all applicable filing requirements with respect to the Company's most recent fiscal year, except that Metin Negrin failed to timely file one report with respect to sales of the Company's stock and Howard Klein failed to timely file one report with respect to purchase of the Company's stock.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information for each of the Company's three fiscal years ended June 30, 1998, 1999 and 2000 with respect to compensation paid to Harlan D. Peltz, the Company's Chairman of the Board, James Lucchesi, the Company's President and Chief Executive Officer, Bruce L. Resnik, the Company's Executive Vice President and Chief Financial Officer, Dennis Roche, the Company's Chief Operating Officer, and Thea A. Winarsky, the Company's Vice President and General Counsel. No other executive officer received compensation in any of those fiscal years that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL
                                  COMPENSATION


                                                                                             Securities     All Other
                                                    Fiscal                                   Underlying    Compensation
Name and Principal Position                          Year     Salary ($)       Bonus ($)       Options         ($)
----------------------------                        ------    ----------       ---------     ----------    ------------
Harlan D. Peltz .............................        2000       246,923          --               --            --
  Chairman of the Board                              1999       150,000      180,000              --            162(b)
                                                     1998       112,500       50,000(c)           --            --

James Lucchesi ..............................        2000        78,750       50,000(a)        600,000          --
  Chief Executive Officer                            1999          --           --                --            --
    and President; Director                          1998          --           --                --            --

Bruce L. Resnik .............................        2000       268,614         --             190,000          --
  Executive Vice President and                       1999       210,000      180,000              --          5,482(b)
  Chief Financial Officer                            1998       175,000       50,000(c)        100,000        7,371(b)

Dennis Roche ................................        2000       163,615       30,000(c)        120,000          --
  Chief Operating Officer                            1999          --           --                --            --
                                                     1998          --           --                --            --

Thea Winarsky ...............................        2000        51,928       25,000(a)         20,000          --
  Vice President and General Counsel;                1999          --           --                --            --
  Secretary                                          1998          --           --                --            --

-----------------------

(a) Sign-on bonuses paid pursuant to each executive officer's employment agreement with the Company and approved by the Board of Directors.

(b)  Additional disability insurance and annual life insurance premiums.

(c) Discretionary bonuses paid pursuant to each executive officer's employment agreement with the Company and approved by the Board of Directors.

None of the executive officers of the Company named in the Summary Compensation Table received any long-term compensation awards or payouts during the Company's last three fiscal years.

Stock Options

     On June 20, 2000 the Company granted Mr. Lucchesi 300,000 options under the Company's 2000 Employee Stock Incentive Plan to purchase, at a price of $5.75 per share, up to 300,000 shares of common stock. Subsequent to the fiscal year, on July 31, 2000 Mr. Lucchesi was granted an additional 300,000 options at a price of $3.75 per share. These options vest ratably over two years in accordance with the terms of Mr. Lucchesi's employment agreement.

     During the fiscal year ended June 30, 2000, the Company granted Mr. Resnik option under the Company's 2000 Employee Stock Incentive Plan to purchase, at a price of $28.75 and $ 6.3125 per share, up to 150,000 and 40,000 shares of Common Stock on and after December 10, 1999 and April 25, 2000 respectively, vesting ratably over three years.

     During the fiscal year ended June 30, 2000, the Company granted Mr. Roche options under the Company's 2000 Employee Stock Incentive Plan to purchase, at a price of $28.75 and $ 6.3125 per share, up to 80,000 and 40,000 shares of Common Stock on and after December 10, 1999 and April 25, 2000, respectively, vesting ratably over three years.

     During the fiscal year ended June 30, 2000, the Company granted Ms. Winarsky, options under the Company's 2000 Employee Stock Incentive Plan to purchase, at a price of $19.688 and $6.3125 per share, up to 7,500 and 20,000 shares of Common Stock on and after February 28, 2000 and April 25, 2000, respectively, vesting ratably over three years. Subsequent to the fiscal year, July 10, 2000 Ms. Winarsky was granted an additional 150,000 options at a price of $5.9375 per share. These options vest ratably over two years in accordance with the terms of Ms. Winarsky's employment agreement.

     Mr. Resnik exercised options to purchase 116,667 shares of common stock with a fair market value of $2,687,878.

     Mr. Lucchesi entered into his currently effective Employment Agreement with YouthStream on June 20, 2000. The agreement provides that Mr. Lucchesi will serve as President and Chief Executive Officer until the close of business on June 30, 2002, unless sooner terminated in accordance with the terms of the Employment Agreement. Mr. Lucchesi will report to the Board of Directors and will serve on the Board. Mr. Lucchesi will receive a salary of $350,000 a year plus a one-time signing bonus in the amount of $50,000. He may also earn an annual bonus and an increase in basic compensation, at the sole discretion of the Board, based upon his performance during the previous fiscal year.

     Ms. Winarsky entered into her currently effective Employment Agreement with YouthStream on July 1, 2000. The agreement provides that Ms. Winarsky will serve as Vice President and General Counsel until the close of business on June 30, 2002, unless sooner terminated in accordance with the terms of the Employment Agreement. She will report directly to the Company's President and Chief Executive Officer. Ms. Winarsky will receive a salary of $200,000 a year through June 30, 2001 and a salary of $240,000 a year from July 1, 2001 through June 30, 2002, plus a one-time signing bonus in the amount of $25,000. She may also earn an annual bonus, at the sole discretion of the Company, based upon her performance during the previous fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Common Stock as of October 16, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's executive officers and directors and
(iii) all executive officers and directors of the Company as a group.


                                                                     Percentage of
                                             Amount and Nature of     Outstanding
Name and Address of Beneficial Owner(1)     Beneficial Ownership(2)      Shares
---------------------------------------     -----------------------   -----------
Harlan D. Peltz...........................       2,216,813               7.60
James Lucchesi............................         153,686(3)              *
Bruce L. Resnik...........................          45,001(4)              *
Dennis Roche..............................          56,749(5)              *
Thea Winarsky.............................          24,284(6)              *
Metin Negrin..............................          59,417                 *
Howard Klein..............................         142,200(7)              *
Benjamin Bassi...................                2,317,708(8)            7.94
All executive officers and
    directors as a group (8 individuals)..       5,015,858              17.19

-----------

* Less than 1% of the outstanding Common Stock.

(1) Unless otherwise indicated, the address of each beneficial owner identified is 28 West 23rd Street, New York, NY 10010.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Form 10-KSB/A upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Form 10-KSB/A have been exercised.

(3) Includes 136,794 shares issuable upon exercise of options granted under the Company's 2000 Employee Stock Incentive Plan, 14,078 shares in connection with the sixdegrees, inc. merger (including 3,218 shares in escrow until January 18, 2001 pursuant to the sixdegrees, inc merger agreement with YouthStream) and 2,814 shares held and controlled by Mr. Lucchesi's minor children.

(4) Includes 45,001 shares issuable upon exercise of options granted under the Company's 2000 Employee Stock Incentive Plan.

(5) Includes 51,417 shares issuable upon exercise of options granted under the Company's 2000 Employee Stock Incentive Plan and 8,000 shares in connection with the merger of Beyond the Wall, Inc.

(6) Includes 24,284 shares issuable upon exercise of options granted under the Company's 2000 Employee Stock Incentive Plan.

(7) Includes 133,500 shares Mr. Klein owns jointly with his wife and 8,500 shares held in a retirement plan with his partners.

(8) Includes 1,158,854 shares which Harlan Peltz acts as Trustee under a voting trust agreement that expires on February 28, 2001.

     Harlan D. Peltz may be deemed a "promoter" of the Company, as such term is defined in the Securities Act of 1933, as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

     In connection with the Company's hiring of James Lucchesi as President and Chief Executive Officer in June 2000, the Company granted Mr. Lucchesi options under the Company's 2000 Employee Stock Incentive Plan to purchase, at a price of $5.75 and $3.75 per share, up to 75,000 shares of Common Stock on and after September 30, 2000, up to an additional 300,000 shares of Common Stock on and after September 30, 2001, and up to an additional 225,000 shares of Common Stock on and after June 30, 2002.

     In connection with the Company's hiring of Thea Winarsky as General Counsel and Vice President in July 2000, the Company granted Ms. Winarsky an option under the Company's 2000 Employee Stock Incentive Plan to purchase, at a price of $5.9375 per share, up to 18,750 shares of Common Stock on and after September 30, 2000, up to an additional 75,000 shares of Common Stock on and after September 30, 2001, and up to an additional 56,250 shares of common stock on and after June 30, 2002.

     In connection with the Company's hiring of Don Leeds as Executive Vice President in June 1996, the Company granted Mr. Leeds an option under the Company's 1996 Employee Stock Option Plan to purchase, at a price of $3.875 per share, up to 66,666 shares of Common Stock immediately, up to an additional 66,667 shares of Common Stock on and after June 17, 1997, and up to an additional 66,667 shares of Common Stock on and after June 17, 1998. In addition, Harlan D. Peltz granted to Mr. Leeds an option to purchase up to 176,000 shares of his Common Stock at the same price and in equal proportions over the same vesting periods. Mr. Leeds resigned in December of 1999, at which time he exercised options to purchase 376,000 shares of common stock with a fair market value of $6,975,000.

     In connection with the Company's hiring of Bruce L. Resnik as Executive Vice President and Chief Financial Officer in October 1996, the Company granted Mr. Resnik an option under the Company's 1996 Employee Stock Option Plan to purchase, at a price of $3.44 per share, up to 16,666 shares of Common Stock on and after October 7, 1997, up to an additional 16,667 shares of Common Stock on and after October 7, 1998, and up to an additional 16,667 shares of Common Stock on and after October 7, 1999. Mr. Resnik exercised these options and subsequent grants in January 2000, which had a fair market value of $2,687,877.

     Mr. Lucchesi entered into his currently effective Employment Agreement with YouthStream on June 20, 2000. The agreement provides that Mr. Lucchesi will serve as President and Chief Executive Officer until the close of business on June 30, 2002, unless sooner terminated in accordance with the terms of the Employment Agreement. Mr. Lucchesi will report to the Board of Directors and will serve on the Board. Mr. Lucchesi will receive a salary of $350,000 a year plus a one-time signing bonus in the amount of $50,000. He may also earn an annual bonus and an increase in basic compensation, at the sole discretion of the Board, based upon his performance during the previous fiscal year.

     Ms. Winarsky entered into her currently effective Employment Agreement with YouthStream on July 1, 2000. The agreement provides that Ms. Winarsky will serve as Vice President and General Counsel until the close of business on June 30, 2002, unless sooner terminated in accordance with the terms of the Employment Agreement. She will report directly to the Company's President and Chief Executive Officer. Ms. Winarsky will receive a salary of $200,000 a year through June 30, 2001 and a salary of $240,000 a year from July 1, 2001 through June 30, 2002, plus a one-time signing bonus in the amount of $25,000. She may also earn an annual bonus, at the sole discretion of the Company, based upon her performance during the previous fiscal year.

     After the close of fiscal year 2000, YouthStream entered into an employment agreement with Irwin Engelman to join the Company as its Executive Vice President and Chief Financial Officer, replacing Bruce Resnik who has resigned from the Company effective November 1, 2000. Mr. Engelman's employment agreement provides that Mr. Engelman will serve as Executive Vice President and Chief Financial Officer until the close of business on October 31, 2002, unless sooner terminated in accordance with the terms of the Employment Agreement. Mr. Engelman will report to the Company's President and Chief Executive Officer. Mr. Engelman will receive a salary of $250,000 per year. He may also earn an annual bonus based on his performance and the Company's financial results during the previous fiscal year. In connection with the hiring of Mr. Engelman, the Company granted Mr. Engelman options under the Company's 2000 Employee Stock Incentive Plan to purchase, at a price of $1.875 per share, up to 37,500 shares of common stock on and after February 1, 2001, up to an additional 150,000 on and after February 1, 2002 and up to an additional 112,500 on and after October 31, 2002. The Company also granted Mr. Engelman options to purchase, at a price of $1.875 per share, up to 12,500 shares of common stock on or after February 1, 2001, up to an additional 50,000 on and after February 1, 2002 and up to an additional 37,500 on and after October 31, 2002.

  CommonPlaces

     On June 28, 1999, NET, its partially-owned subsidiary, Common Places, LLC ("CommonPlaces"), YouthStream, Nunet, Inc. and Nucommon, Inc., wholly-owned subsidiaries of YouthStream, Mr. Peltz, Benjamin Bassi, chairman and chief executive officer of CommonPlaces, William Townsend, a senior executive of CommonPlaces, and Mark Palmer, a senior executive of CommonPlaces, entered into an agreement and plan of merger (the "Merger Agreement") whereby NET and CommonPlaces were merged into the subsidiaries of YouthStream, which became the holding company in the corporate restructuring of NET. The stockholders of NET and common unitholders of CommonPlaces (other than NET) become stockholders of YouthStream.

     In the mergers, the holders of the NET common stock received one share of YouthStream common stock for each share of NET they held, and holders of CommonPlaces common units received 0.89 shares of YouthStream common stock for each common unit of CommonPlaces they held. The Merger Agreement provided that each outstanding option or warrant to purchase shares of NET common stock issued pursuant to the NET 1996 and 1997 stock option plans or otherwise and each outstanding option to purchase CommonPlaces common units issued pursuant to CommonPlaces' 1999 unit option plan were to be assumed by YouthStream and were deemed to constitute an option or warrant to acquire, on the same terms and conditions that were applicable to NET's stock option or CommonPlaces' common unit option, the same number of shares of YouthStream common stock as the holder of the option or warrant would have been entitled to receive.

     At the effective time of the mergers, Messrs. Peltz, Bassi, Townsend and Palmer, individually and as voting trustee, and YouthStream entered into a stockholders agreement, under which they agreed, for a period of three years, to vote all their shares of common stock of YouthStream in favor of the election, as director, of Mr. Bassi and a nominee of Mr. Bassi and Mr. Peltz and nominees of Mr. Peltz so that, subject to the vote of YouthStream's stockholders, Mr. Peltz and his nominees will constitute at least a majority of YouthStream's board of directors. Messrs. Bassi, Townsend, Palmer and Peltz also agreed to limit transfers of their shares in YouthStream. The stockholders agreement was amended on July 28, 2000, to change the restrictions applicable to sale of shares by Mr. Bassi and Mr. Peltz. As amended neither may sell more than 5% of their shares in a six month period. Restrictions on transfer applicable to them will terminate on January 31, 2002.

     At the effective time of the mergers, YouthStream, Messrs. Bassi, Townsend and Palmer and Mr. Peltz, as voting trustee, entered into a voting trust agreement, under which Messrs. Bassi, Townsend and Palmer transferred to Mr. Peltz, as voting trustee, 50% of their shares of common stock of YouthStream, which the voting trustee may vote during the term of the agreement. The voting trust agreement will terminate upon the earliest of (i) a merger, consolidation or combination of YouthStream with another business, if, as a result of that transaction, Mr. Peltz does not hold the position of chairman of the board, president, chief executive officer or chief operating officer of the combined entity; (ii) the date Mr. Peltz ceases to own of record or beneficially at least 10% of the number of shares of common stock of YouthStream he owns on the date of the voting trust agreement; (iii) the death of Mr. Peltz; or (iv) Mr. Peltz ceasing to serve as chairman of the board, president, chief executive officer or chief operating officer of YouthStream.

     At the effective time of the mergers, Mr. Bassi and Mr. Peltz entered into employment agreements with YouthStream. Mr. Bassi's employment agreement provided that Mr. Bassi would serve as president of YouthStream and CommonPlaces for a term of three years, unless sooner terminated in accordance with the terms of the employment agreement, and he would report directly to Mr. Peltz. Mr Bassi's employment agreement was terminated on June 20, 2000. Mr. Peltz's employment agreement provided that Mr. Peltz would serve as chairman of the board and chief executive officer of YouthStream for a term of three years, unless sooner terminated in accordance with the employment agreement. Mr. Peltz will receive a salary of $250,000 a year, which may be increased through a raise or bonus of up to $40,000 following the end of each fiscal year at the discretion of YouthStream's board of directors, based upon performance. Mr Peltz resigned as Chief Executive Officer of YouthStream on June 20, 2000.

     As of the effective time of the mergers, YouthStream had a stock incentive plan, under which 5,000,000 shares of common stock of YouthStream were reserved for issuance in connection with grants of various types of options and other stock-based awards, including the options that were converted under the Merger Agreement.

     As of the effective time of the mergers, Messrs. Townsend and Palmer agreed to vesting provisions with respect to shares of common stock of YouthStream they received in the mergers that insure that substantially similar vesting rights, including those related to termination of employment and the change of control of YouthStream, apply to the shares of YouthStream as applied to the common units they held in CommonPlaces, except that a portion of their shares in YouthStream vest earlier than their common units in CommonPlaces.

     Provisions of YouthStream's certificate of incorporation and bylaws may make it difficult for a third-party to acquire, or may discourage acquisition bids for, YouthStream and could limit the price that certain investors might be willing to pay in the future for shares of common stock of YouthStream. For example, YouthStream's certificate of incorporation eliminates the ability of stockholders to act by written consent and its bylaws further provide that special meetings of stockholders may be called only by the board of directors, the chairman of the board of directors or the president. The certificate of incorporation imposes super-majority voting requirements in connection with the amendment of any bylaw, including those provisions relating to the classified board of directors and the inability of stockholders to act by written consent in lieu of a meeting. In addition, the board of directors of YouthStream will have the authority to issue, at any time, without stockholder approval, up to 5,000,000 shares of preferred stock and to determine the price, rights, privileges, and preferences of those shares, which may be senior to the rights of holders of the common stock. The issuance of a new class of preferred stock could adversely affect the holders of common stock and could dissuade a potential acquiror from acquiring outstanding shares of common stock at a price that represents a premium to the then current trading price.

     Finally, at the effective time of the mergers, YouthStream adopted a stockholder rights plan to protect stockholders against unsolicited attempts to acquire control of the new holding company. The plan provides that each outstanding share of common stock will have one right to purchase one-tenth of a share of common stock attached to it; upon an acquiror's procurement of 15% or more of YouthStream's common stock, each right will entitle the holder to purchase a number of shares of common stock of the acquiror having a market value of twice the purchase price of each right. The rights plan could have the effect of dissuading a potential acquiror from acquiring outstanding shares of YouthSteam common stock at a price that represents a premium to the then current trading price.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.

                                               YOUTHSTREAM MEDIA NETWORKS, INC.

                                               By:     /s/ JAMES G. LUCCHESI
                                                   ----------------------------
                                                           JAMES G. LUCCHESI
                                                           PRESIDENT AND CHIEF
                                                           EXECUTIVE OFFICER
Date:  October 30, 2000