Form 10-Q
period 2000-09-30
YOUTH STREAM MEDIA NETWORKS INC
filed 2000-11-14
CIK 1103926

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-27556

                        YOUTHSTREAM MEDIA NETWORKS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                           13-4082185
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation of Organization)                          Identification No.)

28 West 23rd Street, New York, New York                         10010
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

At November 8, 2000 there were 29,174,100 shares of Common Stock, $.01 par value outstanding.

===============================================================================

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
PART I--FINANCIAL INFORMATION                                            NUMBER
                                                                         ------
ITEM 1  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2000
           (UNAUDITED) AND JUNE 30, 2000.................................   1

        CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS
           ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED).................   2

        CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
           SEPTEMBER 30, 2000 AND 1999 (UNAUDITED).......................   3

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - THREE
           MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)...................   4

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................   5

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS........................................   8

PART II--OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K..................................  10

SIGNATURES...............................................................  11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        September 30,    June 30,
                                                                            2000           2000
                                                                        -------------   ---------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                                    $  17,153      $  18,232
  Marketable debt securities, at amortized cost                              21,493         25,189
  Accounts receivable, net of allowance for doubtful accounts of $679
    and $542 at September 30, 2000 and June 30, 2000, respectively            5,414          5,010
  Inventories                                                                 1,396          1,471
  Prepaid expenses
                                                                              6,204          5,544
  Deposits and other current assets                                            --            2,905
                                                                          ---------      ---------
Total current assets                                                         51,660         58,351
Property and equipment, net of accumulated depreciation of $5,443
  and $4,290 at September 30, 2000 and June 30, 2000, respectively           11,777         12,186
Deferred financing costs, net of accumulated amortization of $538
  and $355 at September 30, 2000 and June 30, 2000, respectively              3,942          3,963
Intangible assets, net of accumulated amortization of $51,867
  and $33,003 at September 30, 2000 and June 30, 2000, respectively         188,054        201,606
Restricted cash                                                               1,328          1,328
Other assets                                                                    658            513
                                                                          ---------      ---------
Total assets                                                              $ 257,419      $ 277,947
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   2,819      $   2,077
  Accrued employee compensation                                               1,377          1,277
  Other accrued expenses                                                      3,049          3,497
  Deferred revenues                                                             945            718
  Current portion of deferred purchase price                                   --               45
  Current portion of capitalized lease
    obligations                                                                 860            825
  Current portion of long-term debt                                           1,131          1,275
                                                                          ---------      ---------
Total current liabilities                                                    10,181          9,714
Capitalized lease obligations                                                   935          1,057
Long-term debt                                                               19,537         18,709
Deferred rent                                                                   354            353
Deferred purchase price                                                       3,372          3,700

Commitments and contingencies                                                  --             --

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized,
    no shares issued and outstanding                                           --             --
  Common stock, $.01 par value, 100,000 shares authorized, 29,073 shares and 28,031 shares issued and outstanding at September
     30, 2000 and June 30, 2000, respectively                                   291            280
  Additional paid-in capital                                                327,807        321,980
  Accumulated deficit                                                      (105,058)       (77,846)
                                                                          ---------      ---------
Total stockholders' equity                                                  223,040        244,414
                                                                          ---------      ---------
Total liabilities and stockholders' equity                                $ 257,419      $ 277,947
                                                                          =========      =========

                 See notes to consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                                     Three months ended
                                                        September 30,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------

Net Revenues                                       $ 10,786      $ 10,361
Operating Expenses:
  Cost of goods sold                                  1,358         1,386
  Selling, general and administrative expenses       14,670         6,882
  Corporate expenses                                  1,628           873
  Depreciation and amortization                      20,017           917
                                                   --------      --------
Total operating expenses                             37,673        10,058
                                                   --------      --------
Income (loss) from operations                       (26,887)          303

Equity loss in investment                              --            (792)
Interest income                                         769           227
Other income                                             27           150
Interest expense                                       (865)         (249)
                                                   --------      --------
Loss before provision for income taxes              (26,956)         (361)
Provision for income taxes                              256            48
                                                   --------      --------
Net loss                                           $(27,212)     $   (409)
                                                   ========      ========

Net loss per basic and diluted common share        $  (0.94)     $  (0.03)
                                                   ========      ========

Weighted average basic and diluted common
  shares outstanding                                 28,897        15,929
                                                   ========      ========

                 See notes to consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ----------------------
                                                                        2000          1999
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(27,212)     $   (409)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Bad debt expense                                                       137           (16)
    Depreciation and amortization                                       20,017           917
    Gain on sale of equipment                                              (27)         --
    Amortization of deferred financing costs                               183            45
    Deferred rent                                                            1          --
    Amortization of original issue discount on Subordinated Notes           29             9
    Changes in assets and liabilities net of acquisitions:
      Increase in accounts receivable                                     (291)       (1,578)
      Decrease in inventory                                                 75           437
      Increase in prepaid expenses                                        (659)         (387)
      Decrease (increase) in deposits and other current assets           2,905          (450)
      Increase in accounts payable                                         608           454
      (Decrease) increase in accrued employee compensation                (163)          137
      (Decrease) increase in other accrued expenses                       (493)          494
      Increase (decrease) in deferred revenues                             227          (314)
                                                                      --------      --------
Net cash used in operating activities                                   (4,663)         (661)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                    (483)       (1,950)
  Proceeds from sale of equipment                                           37          --
  Sale of investments in marketable debt securities                      3,696          --
  Other assets                                                            (154)         --
  Payment for business acquisitions (net of cash acquired)                (126)         (142)
                                                                      --------      --------
Net cash provided by (used in) investing activities                      2,970        (2,092)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock and exercise
     of warrants and options                                               127        24,209
  Net proceeds from issuance of warrants in connection
    with long-term debt                                                     35          --
  Repayment of capitalized lease obligations                              (203)         --
  Proceeds from long-term debt                                             965          --
  Repayment of long-term debt                                             (310)         (167)
                                                                      --------      --------
Net cash provided by financing activities                                  614        24,042
                                                                      --------      --------
(Decrease) increase in cash and equivalents                             (1,079)       21,289
Cash and equivalents at beginning of period                             18,232         7,046
                                                                      --------      --------
Cash and equivalents at end of period                                 $ 17,153      $ 28,335
                                                                      ========      ========
Supplemental cash flow information
  Cash paid for interest                                              $    660      $    332
                                                                      ========      ========
  Cash paid for income taxes                                          $     89      $     18
                                                                      ========      ========
Noncash Financing Activities
  Issuance of warrants in connection with long-term debt              $    162      $   --
                                                                      ========      ========
  Issuance of common stock in connection with acquisitions            $  5,514      $  2,529
                                                                      ========      ========

                 See notes to consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD JULY 1, 2000 TO SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 COMMON STOCK          ADDITIONAL
                                                            -----------------------      PAID-IN      ACCUMULATED
                                                             SHARES         AMOUNT       CAPITAL        DEFICIT        TOTAL
                                                            ---------     ---------     ---------      ---------      ---------
Balances at June 30, 2000                                      28,031     $     280     $ 321,980      $ (77,846)     $ 244,414
Issuance of warrants in connection with long-term debt           --            --             197           --              197
Issuance of common stock upon exercise of stock options            45             1           126           --              127
Issuance of common stock in connection with
   acquisition of Teen.com                                        944             9         5,211           --            5,220
Issuance of common stock in connection with
   acquisition of HelloXpress                                      53             1           293           --              294
Net loss                                                         --            --            --          (27,212)       (27,212)
                                                            ---------     ---------     ---------      ---------      ---------
Balances at September 30, 2000                                 29,073     $     291     $ 327,807      $(105,058)     $ 223,040
                                                            =========     =========     =========      =========      =========

                 See notes to consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries, CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent"), CollegeWeb.com, Inc. ("CollegeWeb"), Invino Corporation ("Invino"), and W3T.com, Inc. ("Teen.com") (collectively, the "Company"). All significant intercompany transactions have been eliminated.

The Company is a media, marketing services, promotions and Internet company targeting the teenage and young adult marketplace, particularly high school, college and university audiences. Through the combination of a unique portfolio of targeted off-line and on-line media properties the Company provides integrated, cost-effective solutions to advertisers and sponsors looking to reach young adults. The Company's portfolio of on-line and off-line Internet and media services properties includes:

     o Trent, an on-campus seller of wall posters to students at colleges and universities throughout the country, which also operates a growing number of retail poster stores complementing its on-campus presence;

     o The ability to develop and execute nationwide sampling, promotion and event marketing campaigns targeting teens and young adults;

     o A national network of digital satellite campus movie theaters and expertise conducting film screenings at dozens of other major college campuses;

     o HotStamp, a national free postcard advertising brand targeting teenagers and young adults;

     o A leading college newspaper advertising placement service reaching virtually every college newspaper in the nation;

     o Out of home media networks in high schools, middle schools and on college campuses;

     o A unique "Ads as Art" poster catalog distributed on campuses nationwide; and

     o Teen.com and sixdegrees.com, web destinations for teens and young adults.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Form 10-KSB for the fiscal year ended June 30, 2000.

2. ACQUISITIONS

In July 2000, the Company acquired Teen.com pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company, and Teen.com. Teen.com is a family-friendly Web destination for teens and is ranked as one of the top websites visited by 13 to 19 year-olds. The purchase price consisted of 944,000 shares of the Company's common stock, including 50,000 shares issued to the broker, valued at approximately $5.2 million or approximately $5.53 per share, the then current market price.

During the twelve months ended June 30, 2000, the Company acquired CollegeWeb, Invino, sixdegrees and CommonPlaces. The following unaudited pro forma information is presented as if the Company had completed the acquisitions of CollegeWeb, Invino, sixdegrees, CommonPlaces and Teen.com as of July 1, 2000 and 1999 respectively.

                                             Three months ended September 30,
                                             --------------------------------
                                                 1999                2000
                                             ------------        -----------
      Net revenue                            $ 10,414,000       $ 10,834,000
      Net loss                                (27,327,000)       (27,297,000)
      Net loss per basic and diluted
        common share                                (1.06)              (.94)
      Weighted average common shares
        outstanding basic and diluted          25,757,000         29,010,000

The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the respective periods.

                        YOUTHSTREAM MEDIA NETWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

3. LONG-TERM DEBT

A summary of long-term debt is as follows:


                                                          September 30,      June 30,
                                                              2000             2000
                                                          ------------     -----------
     Note Payable to Bank (A)                             $ 1,572,000      $ 1,739,000
     Subordinated notes - Private Placement (B)             5,000,000        5,000,000
     Note Payable to Finance Company (C)                    1,625,000        1,768,000
     Subordinated Notes - Private Placement (D)            12,000,000       12,000,000
     Subordinated Notes - Private Placement (E)             1,000,000             --
     Other                                                      9,000            9,000
                                                          -----------      -----------
                                                           21,206,000       20,516,000
     Less unamortized original issue discount
       attributed to subordinated notes                       538,000          532,000
                                                          -----------      -----------
                                                           20,668,000       19,984,000
     Less current portion                                   1,131,000        1,275,000
                                                          -----------      -----------
                                                          $19,537,000      $18,709,000
                                                          ===========      ===========

(A) This loan is secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by NET. This loan is payable in equal monthly installments, commencing in February 1998, over a maximum of six years. Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one month maturity.

The Borrowers are also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at September 30, 2000 was $1,278,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

(B) In July 1998, the Company issued Subordinated Notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000. These notes bear interest at 11% per annum and are due in July 2003. In connection with the issuance of the Subordinated Notes, the Company issued 375,000 warrants to the accredited investors for $188,000, and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 have been recorded as deferred financing costs and are being amortized over the term of the Subordinated Notes. The original issue discount of $188,000 is also being amortized over the term of the related debt.

(C) In March 2000, the Company issued a note to a finance company in the amount of $1,971,000. The note bears interest at the rate of 11.95% per annum and is payable in 36 equal monthly payments commencing in March 2000. The note is secured by certain equipment owned by NET.

(D) In June 2000, the Company issued a subordinated note to an accredited investor in the amount of $12,000,000, less an original issue discount of $420,000. The note bears interest at 11% per annum and is due in June 2005. In connection with the issuance of the subordinated note, the Company issued 1,020,000 warrants to an accredited investor in exchange for $420,000. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company's common stock for $5.9375, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 1,020,000 warrants were valued at $3,346,000. The value of the warrants and closing costs of $494,000 were recorded as deferred financing costs and are being amortized over the term of the subordinated note. The original issue discount of $420,000 is being amortized over the term of the related debt.

(E) In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000. The note bears interest at 11% per annum and is due in July 2005. In connection with the issuance of the subordinated note, the Company issued 60,000 warrants to an accredited investor in exchange for $35,000. Each warrant, which expires in July 2005, entitles the holder to purchase one share of the Company's common stock for $3.75, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 60,000 warrants were valued at $197,000. The value of the warrants was recorded as deferred financing costs and is being amortized over the term of the subordinated note. The original issue discount of $35,000 is being amortized over the term of the related debt.

                        YOUTHSTREAM MEDIA NETWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

4. STOCKHOLDERS' EQUITY

For the three months ending September 30, 2000, options were exercised resulting in the issuance of approximately 45,000 shares of common stock resulting in net proceeds to the Company of approximately $127,000.

5. SEGMENT INFORMATION

The Company operates in two business segments, on-line and off-line. The on-line segment consists of the operations of the Company's websites. The off-line segment consists of traditional print media and promotions.

                                                   Three months ended
                                                   September 30, 2000
                                                  ---------------------
                                                        Segment
                                                     (in thousands)
                                                   On-line     Off-line

      Net revenues from external customers        $    464     $ 10,322
      Intersegment revenues                              7          108
      Depreciation and amortization                 18,150        1,867
      Operating loss                               (24,310)      (2,577)
      Identifiable assets                          178,468       78,951
      Capital expenditures                             254          229

Segment information is not shown for the three month period ended September 30, 1999 as there was no significant on-line activity during the period.

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

The following financial analysis compares the three months ended September 30, 2000 (unaudited) to the three months ended September 30, 1999 (unaudited).

RESULTS OF OPERATIONS

For the three months ended September 30, 2000, net revenues were $10,786,000 as compared to $10,361,000 for the three months ended September 30, 1999. The increase of $425,000 was primarily due to the acquisition of on-line businesses, which accounted for $464,000 of the increase. The remaining $39,000 decrease is due to the loss of contributed media revenues for CommonPlaces of $792,000 offset by $753,000 increases in off-line revenues.

For the three months ended September 30, 2000 and September 30, 1999, cost of goods sold was $1,358,000 and $1,386,000, respectively. It is all related to Trent's operations.

For the three months ended September 30, 2000, selling, general and administrative expenses were $14,670,000 as compared to $6,882,000 for the three months ended September 30, 1999. The $7,788,000 increase is due primarily to an increase in the acquired on-line businesses of $6,732,000. This increase is primarily the result of salary and related costs of $3,013,000, severance costs of approximately $1,000,000, promotional costs of $900,000 and consulting costs of $400,000. Also contributing to the overall increase in selling, general and administrative expenses is approximately of $1,056,000 attributable to an increase in the level of administrative staff and related costs in the off-line businesses.

For the three months ended September 30, 2000, corporate expenses were $1,628,000 as compared to $873,000 for the three months ended September 30, 1999. The increase of $755,000 is primarily due to increased corporate personnel and related overhead expenses required to support the Company's growth.

For the three months ended September 30, 2000, depreciation and amortization expenses were $20,017,000 as compared to $917,000 for the three months ended September 30, 1999. The increase of $19,100,000 was primarily due to the acquisition of on-line businesses and the related amortization of goodwill.

For the three months ended September 30, 2000, there was no equity loss in investment as compared to $792,000 for the three months ended September 30, 1999. Equity loss in investment represented the Company's minority interest share of the loss in CommonPlaces. Recognition of such loss was limited to the Company's investment in CommonPlaces.

For the three months ended September 30, 2000, interest income was $769,000 as compared to $227,000 for the three months ended September 30, 1999. The increase of $542,000 was due to interest income earned on increased cash balances resulting from the issuance of debt and the sale of common stock.

For the three months ended September 30, 2000, other income was $27,000 as compared to $150,000 for the three months ended September 30, 1999. The decrease of $123,000 was primarily due to licensing fees relating to CollegeWeb due from Common Places prior to the merger of CommonPlaces with the Company.

For the three months ended September 30, 2000, interest expense was $865,000 as compared to $249,000 for the three months ended September 30, 1999. The increase of $616,000 primarily related to the increase in long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, the Company realized net proceeds of approximately $1,000,000 from the sale of an 11% Subordinated Note and warrants to purchase 60,000 shares of the Company's common stock.

The Company used approximately $4.7 million in its operating activities in the first three months of fiscal year 2001 as compared to $661,000 in the first three months of fiscal year 2000. The increase of approximately $4.0 million represents the increase in net loss, accounts receivable and other assets and the decrease in short-term liabilities offset by the increase in depreciation and amortization. Cash provided by investing activities in the first three months of fiscal year 2001 of approximately $3.0 million is composed primarily of sale of investments in marketable securities offset by capital expenditures. Cash provided by financing activities in the first three months of fiscal year 2001 of approximately $614,000 is primarily attributable to the issuance of long-term debt offset by repayments of capitalized lease obligations and long-term debt.

The Company's primary capital requirements with respect to its operations have been to fund corporate overhead and its on-line businesses as well as its network of campus theaters and postcard distribution. As of September 30, 2000, the Company had approximately $17.2 million in cash and cash equivalents. The Company believes that such amounts plus an additional amount of $21.4 million, which represents investments in marketable debt securities with maturities of less than one year, will be sufficient to fund working capital, including debt service and interest requirements. In the event that the Company's plans and assumptions with respect to its network of campus theaters change or prove to be inaccurate, if its assumptions with respect to NET, American Passage, Campus Voice, Beyond the Wall and Trent being able to fund their operations and to make debt service payments out of their own cash flow in the future prove to be inaccurate, or if the working capital or capital expenditure requirements of sixdegrees, CommonPlaces, American Passage, Campus Voice, Beyond the Wall, Trent or Teen.com prove to be greater than anticipated, the Company could be required to seek additional financing.

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

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     10.47* Employment Agreement dated October 30, 2000 between YouthStream Media Networks, Inc. and Irwin Engelman.

     10.48* Non-Qualified Stock Option Agreement dated October 30, 2000 of Irwin Engelman.

     10.49* Non-Qualified Stock Option Agreement (Issued Pursuant to YouthStream Media Networks, Inc. 2000 Stock Incentive Plan) dated October 30, 2000 of Irwin Engelman.

      27.1   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None

     -------------

     *Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2000

                                      YOUTHSTREAM MEDIA NETWORKS, INC.

                                      BY:   /s/ JAMES G. LUCCHESI
                                      -----------------------------------------
                                                JAMES G. LUCCHESI
                                                  President and
                                              Chief Executive Officer

                                      BY:   /s/ IRWIN ENGELMAN
                                      -----------------------------------------
                                                IRWIN ENGELMAN
                                             Executive Vice President,
                                           Chief Financial Officer and
                                            Chief Accounting Officer