Form 10-Q
period 2000-12-31
YOUTH STREAM MEDIA NETWORKS INC
filed 2001-02-13
CIK 1103926

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 2000

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

Yes    X      No
   _________    _______


At February 9, 2001 there were 29,449,967 shares of Common Stock, $.01 par value outstanding.



================================================================================

                        YOUTHSTREAM MEDIA NETWORKS, INC.

                                    FORM 10-Q
                                      INDEX

                                                                           Page
PART I--FINANCIAL INFORMATION                                             Number
                                                                          ------

Item 1       Financial Statements

             Consolidated balance sheets - December 31, 2000
                (unaudited) and June 30, 2000..........................     1

             Consolidated statements of operations - three and
                six months ended December 31, 2000 and 1999
                (unaudited)............................................     2

             Consolidated statements of cash flows - six
                months ended December 31, 2000 and 1999
                (unaudited)............................................     3

             Consolidated statement of stockholders' equity -
                six months ended December 31, 2000
                (unaudited)............................................     4

             Notes to consolidated financial statements................     5

Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................     8

PART II--OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K................................    11

Signatures.............................................................    12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            December 31,          June 30,
                                                                                                2000                2000
                                                                                          ---------------     ---------------
                                                                                            (Unaudited)
          ASSETS

          Current assets:
               Cash and cash equivalents                                                     $  10,341         $   18,232

               Marketable debt securities, at amortized cost                                    20,037             25,189

               Accounts receivable, net of allowance for doubtful accounts of $257
                  and $404 at December 31, 2000 and June 30, 2000, respectively                  6,118              4,631

               Inventories                                                                       1,473              1,471

               Prepaid expenses                                                                  5,601              5,372

               Deposits and other current assets                                                     -              2,905
                                                                                             ---------         ----------
          Total current assets                                                                  43,570             57,800

          Property and equipment, net of accumulated depreciation of $4,997
             and $3,593 at December 31, 2000 and June 30, 2000, respectively                     7,913              8,165

          Deferred financing costs, net of accumulated amortization of $721 and
             $355 at December 31, 2000 and June 30, 2000, respectively                           3,759              3,963

          Intangible assets, net of accumulated amortization of $3,844
             and $2,468 at December 31, 2000 and June 30, 2000, respectively                    17,746             13,709

          Restricted cash                                                                        1,328              1,328

          Net non-current assets of discontinued operations                                          -            191,091

          Other assets                                                                             332                389
                                                                                             ---------         ----------
          Total assets                                                                       $  74,648         $  276,445
                                                                                             =========         ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
               Accounts payable                                                              $   1,455         $    1,589

               Accrued employee compensation                                                     1,604                895

               Other accrued expenses                                                            1,578              2,424

               Net current liabilities of discontinued operations                                6,540              2,187

               Deferred revenues                                                                 1,666                665

               Current portion of deferred purchase price                                            -                 45

               Current portion of capitalized lease obligations                                     85                 83

               Current portion of long-term debt                                                 1,423              1,275
                                                                                             ---------         ----------
          Total current liabilities                                                             14,351              9,163

          Net non-current liabilities of discontinued operations                                   638                  -

          Capitalized lease obligations                                                             71                106

          Long-term debt                                                                        18,959             18,709

          Deferred rent                                                                            357                353

          Deferred purchase price                                                                2,838              3,700

          Commitments and contingencies                                                              -                  -

          Stockholders' equity:
               Preferred stock, $.01 par value, 5,000 shares authorized, no shares
                  issued and outstanding                                                             -                  -

               Common stock, $.01 par value, 100,000 shares authorized,
                  29,174 shares and 28,031 shares issued and outstanding
                  at December 31, 2000 and June 30, 2000, respectively                             292                280

               Additional paid-in capital                                                      328,178            321,980

               Accumulated deficit                                                            (291,036)           (77,846)
                                                                                             ---------         ----------
          Total stockholders' equity                                                            37,434            244,414
                                                                                             ---------         ----------
          Total liabilities and stockholders' equity                                         $  74,648         $  276,445
                                                                                             =========         ==========

                 See notes to consolidated financial statements

                     YOUTHSTREAM MEDIA NETWORKS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                               (UNAUDITED)

                                                               Three months ended               Six months ended
                                                                   December 31,                    December 31,
                                                            -------------------------     ---------------------------
                                                                  2000          1999            2000         1999
                                                                  ----          ----            ----         ----
Net Revenues                                                  $   7,291       $ 6,601       $  17,858     $ 16,962

Operating Expenses:

     Cost of goods sold                                             271           136           1,629        1,522

     Selling, general and administrative expenses                 8,447         5,616          16,832       12,498

     Corporate expenses                                           2,064         1,015           3,692        1,888

     Depreciation and amortization                                1,419           834           2,736        1,708
                                                              ---------       -------       ---------     --------
Total operating expenses                                         12,201         7,601          24,889       17,616
                                                              ---------       -------       ---------     --------

Loss from operations                                             (4,910)       (1,000)         (7,031)        (654)

Equity loss in investment                                             -        (1,248)              -       (2,040)

Interest income                                                     552           345           1,300          572

Other income                                                        (14)            -              10            -

Interest expense                                                   (796)         (240)         (1,592)        (489)
                                                              ---------       -------       ---------     --------
Loss before provision for income taxes                           (5,168)       (2,143)         (7,313)      (2,611)

Provision for income taxes                                           72            44             300           92
                                                              ---------       -------       ---------     --------
Loss from continuing operations                                  (5,240)       (2,187)         (7,613)      (2,703)

     Income (loss) from discontinued operations                 (15,767)           43         (40,606)         150

     Loss on disposal of discontinued operations,
        including provision of $5,175 for
        operating losses during phase-out period               (164,971)            -        (164,971)           -
                                                              ---------       -------       ---------     --------
Net Loss                                                      $(185,978)      $(2,144)      $(213,190)    $ (2,553)
                                                              =========       =======       =========     ========

Per share of common stock basic and diluted:

     Loss from continuing operations                          $   (0.18)      $ (0.12)      $   (0.26)    $  (0.16)

     Loss from operation of discontinued operations               (0.54)            -           (1.40)        0.01

     Loss on disposal of discontinued operations                  (5.66)            -           (5.68)           -
                                                              ---------       -------       ---------     --------
Net loss per basic and diluted common share                   $   (6.38)      $ (0.12)      $   (7.34)    $  (0.15)
                                                              =========       =======       =========     ========
Weighted average basic and diluted common
   shares outstanding                                            29,172        17,584          29,034       16,757
                                                              =========       =======       =========     ========


                 See notes to consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                               ----------------------------
                                                                                     2000           1999
                                                                                     ----           ----
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                   $(213,190)     $ (2,553)

       Adjustments to reconcile net loss to
          net cash (used in) operating activities:
           Loss (income) from discontinued operations                                40,606          (150)

           Loss on disposal of discontinued operations                              164,971             -

           Net change in assets and liabilities of discontinued operations           (9,795)        1,041

           Bad debt expense                                                            (147)           58

           Depreciation and amortization                                              2,736         1,708

           Gain on sale of equipment                                                     (9)            -

           Amortization of deferred financing costs                                     366            91

           Deferred rent                                                                  4             -

           Amortization of original issue discount on Subordinated Notes                 59            18

           Changes in assets and liabilities net of acquisitions:
             Increase in accounts receivable                                         (1,090)       (3,362)

             Increase in due from affiliate                                               -        (4,043)

            (Increase) decrease in inventory                                             (2)          237

            (Increase) decrease in prepaid expenses                                    (228)           40

             Decrease (increase) in deposits and other current assets                 2,905          (626)

             (Decrease) increase in accounts payable                                   (268)        1,148

             Increase (decrease) in accrued employee compensation                       446           (71)

             (Decrease) increase in other accrued expenses                             (891)          158

             Increase (decrease) in deferred revenues                                 1,001          (441)
                                                                                  ---------      --------
       Net cash (used in) operating activities                                      (12,526)       (6,747)

       CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                          (865)       (3,263)

         Proceeds from sale of equipment                                                 37             -

         Sale of investments in marketable debt securities                            5,152             -

         Other assets                                                                    58             -

         Payment for business acquisitions (net of cash acquired)                       (99)         (457)
                                                                                  ---------      --------
       Net cash provided by (used in) investing activities                            4,283        (3,720)

       CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from sale of common stock and exercise of warrants and
            options                                                                     127        55,034

         Net proceeds from issuance of warrants in connection with long-term
            debt                                                                         35             -

         Repayment of capitalized lease obligations                                    (149)            -

         Proceeds from long-term debt                                                   965             -

         Repayment of long-term debt                                                   (626)         (336)
                                                                                  ---------      --------
       Net cash provided by financing activities                                        352        54,698
                                                                                  ---------      --------

       (Decrease) increase in cash and equivalents                                   (7,891)       44,231

       Cash and equivalents at beginning of period                                   18,232         7,046
                                                                                  ---------      --------
       Cash and equivalents at end of period                                      $  10,341      $ 51,277
                                                                                  =========      ========
       Supplemental cash flow information

         Cash paid for interest                                                   $   1,538      $    383
                                                                                  =========      ========
         Cash paid for income taxes                                               $     142      $     89
                                                                                  =========      ========
       Noncash Financing Activities
         Issuance of warrants in connection with long-term debt                   $     162      $      -
                                                                                  =========      ========
         Issuance of common stock in connection with acquisitions                 $   5,886      $  6,573
                                                                                  =========      ========

                 See notes to consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD JULY 1, 2000 TO DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                      COMMON STOCK         ADDITIONAL
                                                                  ----------------------     PAID-IN       ACCUMULATED
                                                                   SHARES        AMOUNT      CAPITAL         DEFICIT        TOTAL
                                                                   ------        ------      -------         -------        -----
  Balances at June 30, 2000                                        28,031        $  280      $321,980       $ (77,846)    $ 244,414

  Issuance of warrants in connection with long-term debt                -             -           197               -           197

  Issuance of common stock upon exercise of stock options              45             1           126               -           127

  Issuance of common stock in connection with
     acquisition of Teen.com                                          944             9         5,211               -         5,220

  Issuance of common stock in connection with
     acquisition of HelloXpress                                        53             1           293               -           294

  Issuance of common stock in connection with
     acquisition of Invino                                            101             1           371               -           372

  Net loss                                                              -             -             -        (213,190)     (213,190)
                                                                   ------        ------      --------       ---------     ---------
  Balances at December 31, 2000                                    29,174        $  292      $328,178       $(291,036)    $  37,434
                                                                   ======        ======      ========       =========     =========



                 See notes to consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries, (collectively, the "Company"). The Company's operations consist of Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent") and W3T.com, Inc. ("Teen.com"). In December 2000, the Company discontinued the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb") and Invino Corporation ("Invino") see note 2 - Discontinued Operations. All significant intercompany transactions have been eliminated.

The Company is a media, marketing services, promotions, and retail company targeting the teenage and young adult marketplace, particularly high school, college and university audiences. Through the combination of a unique portfolio of targeted media and retail properties the Company provides integrated, cost-effective solutions to advertisers and sponsors looking to reach young adults. The Company's portfolio of retail and media services include:

    o Trent, an on-campus seller of wall posters to students at colleges and universities throughout the country, which also operates a growing number of retail poster stores complementing its on-campus presence;

    o Nationwide sampling, promotion and event marketing campaigns targeting teens and young adults;

    o A national network of movie theaters on college campuses and expertise conducting film screenings at dozens of major college campuses;

    o HotStamp, a national free postcard advertising brand targeting teenagers and young adults;

    o A leading college newspaper advertising placement service reaching virtually every college newspaper in the nation;

    o Editorial wall media networks in high schools, middle schools and on college campuses;

    o   A unique "Ads as Art" poster catalog distributed on campuses nationwide;
        and

    o   Teen.com, an online community for teenagers.

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

2. DISCONTINUED OPERATIONS

In December 2000, the Company announced its decision to discontinue the operations of the sixdegrees subsidiary and exit its Application Service Provider ("ASP") business. The ASP business includes the technology that was acquired and further developed by CommonPlaces, CollegeWeb and Invino. The Company determined that the ASP business was not aligned with its long-term vision and strategy. The Company shut down its sixdegrees website on December 30, 2000, and final disposal of the ASP business should occur prior to June 30, 2000. In connection with the discontinuance of these businesses, the Company incurred a one-time charge of $165 million, related primarily to the write-off of one-time goodwill, other net assets and an accrual for estimated losses during the phase-out period. The discontinuation of sixdegrees and the disposal of the ASP business represent the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations have been classified as discontinued and prior periods have been restated. For business segment reporting purposes, the sixdegrees and ASP business results were previously classified as the segment "Online".

Net revenues and losses from discontinued operations are as follows (in thousands):

                                                Three months ended    Three months ended     Six months ended      Six months ended
                                                December 31, 2000     December 31, 1999     December 31, 2000     December 31, 1999
                                                -----------------     -----------------     -----------------     -----------------
Net revenues                                       $     219                 $ -                $     401               $  -
                                                   =========                 ===                =========               ====
(Loss) income from discontinued operations         $ (15,767)                $43                $ (40,606)              $150

Loss on disposal of discontinued operations         (164,971)                  -                 (164,971)                 -
                                                   ---------                 ---                ---------               ----
Net (loss) income from discontinued
    operations                                     $(180,738)                $43                $(205,577)              $150
                                                   =========                 ===                =========               ====

                        YOUTHSTREAM MEDIA NETWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)

3. ACQUISITIONS

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

The following unaudited pro forma information is presented as if the Company had completed the acquisition of Teen.com as of July 1, 2000 and 1999, respectively, and exclude those acquisitions that were discontinued (in thousands):

                                                   Six months ended December 31,
                                                      2000                1999
                                                      ----                ----
     Net revenue                                    $17,982             $17,706

     Loss from continuing operations                 (7,707)             (3,709)

     Loss from continuing operations
        per basic and diluted common
        share                                         (0.27)              (0.21)

     Weighted average common shares
        outstanding basic and diluted                29,068              17,701


The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the respective periods.

4. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

                                                   December 31,         June 30,
                                                      2000                2000
                                                      ----                ----

     Note Payable to Bank (A)                       $ 1,406             $ 1,739

     Subordinated notes - Private Placement (B)       5,000               5,000

     Note Payable to Finance Company (C)              1,477               1,768

     Subordinated Notes - Private Placement (D)      12,000              12,000

     Subordinated Notes - Private Placement (E)       1,000                   -

     Other                                                8                   9
                                                    -------             -------
                                                     20,891              20,516

     Less unamortized original
        issue discount attributed
        to subordinated notes                           509                 532
                                                    -------             -------
                                                     20,382              19,984

     Less current portion                             1,423               1,275
                                                    -------             -------
                                                    $18,959             $18,709
                                                    =======             =======


(A) This loan is secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by NET. This loan is payable in equal monthly installments, commencing in February 1998, over a maximum of six years. Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one month maturity.

The Borrowers are also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at December 31, 2000 was $1,056,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

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

                        YOUTHSTREAM MEDIA NETWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

5. STOCKHOLDERS' EQUITY

For the six months ending December 31, 2000, options were exercised resulting in the issuance of approximately 45,000 shares of common stock resulting in net proceeds to the Company of approximately $127,000.

6. SEGMENT INFORMATION

During the second quarter of fiscal year 2001, in connection with the decision to discontinue the Company's online segment, the Company revised its reporting of the remaining businesses. The Company's segments are now media and retail. The media segment represents the Company's media, marketing and promotional services provided to advertisers by NET, American Passage, Campus Voice, Beyond the Wall and Teen.com. The retail segment consists of on-campus and retail store poster sales provided by Trent. The prior periods' segments have been restated to reflect the Company's internal reorganization (in thousands).

                                                          Three months ended                           Three months ended
                                                           December 31, 2000                            December 31, 1999
                                                   --------------------------------          -----------------------------------
                                                    Media       Retail       Total           Media          Retail         Total
                                                    -----       ------       -----           -----          ------         -----
         Net revenues                              $ 6,155      $1,136      $ 7,291         $ 5,774         $  827        $ 6,601
         Depreciation and amortization               1,252         167        1,419             697            137            834
         Loss from operations                       (3,180)     (1,730)      (4,910)           (512)          (488)        (1,000)
         Capital expenditures                          319          63          382           1,044            268          1,312


                                                           Six months ended                               Six months ended
                                                           December 31, 2000                              December 31, 1999
                                                   --------------------------------          -----------------------------------
                                                    Media       Retail       Total           Media          Retail         Total
                                                    -----       ------       -----           -----          ------         -----
         Net revenues                              $10,289      $7,569      $17,858         $10,974         $5,988        $16,962
         Depreciation and amortization               2,406         330        2,736           1,436            272          1,708
         Loss from operations                       (7,107)         76       (7,031)         (1,268)           614           (654)
         Capital expenditures                          613         252          865           2,336            927          3,263

                                                           December 31, 2000                                June 30, 2000
                                                   --------------------------------          -----------------------------------
                                                    Media       Retail       Total           Media          Retail         Total(a)
                                                    -----       ------       -----           -----          ------         -----
         Identifiable assets                       $64,853      $9,795      $74,648         $75,481         $9,873        $85,354(a)


  (a) June 30, 2000 excludes net non-current assets of discontinued operations

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

The Company's consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the online segment. The Company revised its reporting segments from online and offline to media and retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three months and the six months ended December 31, 2000 (unaudited) to the three months and the six months ended December 31, 1999 (unaudited).

RESULTS OF OPERATIONS

For the three months ended December 31, 2000, net revenues were $7.3 million as compared to $6.6 million for the three months ended December 31, 1999. The increase of $0.7 million was due to an increase of $0.4 million in the media segment and $0.3 million in the retail segment. The media segment increase of $0.4 million was related to an increase of $0.3 million due to the acquisition of Teen.com and $1.3 million increase related to other media operations partially offset by the loss of contributed media revenues of $1.2 million. Contributed media revenues related to media and marketing services provided to CommonPlaces in exchange for equity prior to the merger with the Company. The retail segment increase of $0.3 million was primarily due to additional retail store locations.

For the six months ended December 31, 2000, net revenues were $17.9 million as compared to $17.0 million for the six months ended December 31, 1999. The increase of $0.9 million was due to an increase of $1.6 million in the retail segment offset by a decrease of $0.7 million in the media segment. The retail segment increase of $1.6 million was due primarily to increased revenue at the fall poster shows and additional retail store locations. The media segment decrease of $0.7 million was due primarily to the loss of contributed media revenues of $2.0 million, offset by an increase of $1.3 million in media revenues of which $0.6 million was due to the acquisition of Teen.com. Contributed media revenues related to media and marketing services provided to CommonPlaces in exchange for equity prior to the merger with the Company.

For the three months ended December 31, 2000, cost of goods sold were $0.3 million as compared to $0.1 million for the three months December 31, 1999. The increase of $0.2 million was due to increased revenues in the retail segment.

For the six months ended December 31, 2000, cost of goods sold were $1.6 million as compared to $1.5 million for the six months December 31, 1999. The increase of $0.1 million was due to increased revenues in the retail segment.

For the three months ended December 31, 2000, selling, general and administrative expenses were $8.4 million as compared to $5.6 million for the three months ended December 31, 1999. The increase of $2.8 million was due to an increase of $1.5 million in the retail segment and $1.3 million in the media segment. The retail segment increase of $1.5 million was due primarily to a $1.1 million compensation expense related to certain amendments to employment agreements entered in connection with the acquisition of Trent and the remaining $0.4 primarily due to additional store locations. The media segment increase of $1.3 million was due to the acquisition of Teen.com, which accounted for $0.7 million of the increase with the remaining increase of $0.6 million due to increased costs to support increased revenues in the media segment.

For the six months ended December 31, 2000, selling, general and administrative expenses were $16.8 million as compared to $12.5 million for the six months ended December 31, 1999. The increase of $4.3 million was due to an increase of $2.1 million in the retail segment and $2.2 million in the media segment. The retail segment increase of $2.1 million was due primarily to a $1.1 million compensation expense related to certain amendments to employment agreements entered in connection with the acquisition of Trent and the remaining $1.0 million due to increased expenses related to increases in revenue and increased store locations. The media segment increase of $2.2 million was due to the acquisition of Teen.com, which accounted for $1.2 million of the increase with the remaining increase of $1.0 million due to increased costs to support increased revenues in the media segment.

For the three months ended December 31, 2000, corporate expenses were $2.1 million as compared to $1.0 million for the three months ended December 31, 1999. The increase of $1.1 million was primarily due to accrued severance to former employees, increased corporate personnel and expenses required to support the Company's efforts to evaluate potential establishment of operations in the People's Republic of China similar to its United States operations.

For the six months ended December 31, 2000, corporate expenses were $3.7 million as compared to $1.9 million for the six months ended December 31, 1999. The increase of $1.8 million was primarily due to accrued severance to former employees, increased corporate personnel and expenses required to support the Company's efforts to evaluate potential establishment of operations in the People's Republic of China similar to its United States operations.

For the three months ended December 31, 2000, depreciation and amortization expenses were $1.4 million as compared to $0.8 million for the three months ended December 31, 1999. The increase of $0.6 million was primarily due to the acquisition of Teen.com.

For the six months ended December 31, 2000, depreciation and amortization expenses were $2.7 million as compared to $1.7 million for the six months ended December 31, 1999. The increase of $1.0 million was primarily due to the acquisition of Teen.com.

For the three months ended December 31, 2000, there was no equity loss in investment as compared to $1.2 million for the three months ended December 31, 1999. Equity loss in investment represented the Company's minority interest share of the loss in CommonPlaces.

For the six months ended December 31, 2000, there was no equity loss in investment as compared to $2.0 million for the six months ended December 31, 1999. Equity loss in investment represented the Company's minority interest share of the loss in CommonPlaces.

For the three months ended December 31, 2000, interest income was $0.5 million as compared to $0.3 million for the three months ended December 31, 1999. The increase of $0.2 million was due to interest income earned on increased cash balances resulting from the issuance of debt and the sale of common stock.

For the six months ended December 31, 2000, interest income was $1.3 million as compared to $0.6 million for the six months ended December 31, 1999. The increase of $0.7 million was due to interest income earned on increased cash balances resulting from the issuance of debt and the sale of common stock.

For the three months ended December 31, 2000, interest expense was $0.8 million as compared to $0.2 million for the three months ended December 31, 1999. The increase of $0.6 million was primarily related to the increase in long-term debt.

For the six months ended December 31, 2000, interest expense was $1.6 million as compared to $0.5 million for the six months ended December 31, 1999. The increase of $1.1 million was primarily related to the increase in long-term debt.

For the three and six months ended December 31, 2000, loss from discontinued operations was $15.8 million and $40.6 million, respectively. The loss from discontinued operations represents the discontinuance of the online segment and the loss primarily represents amortization of goodwill and depreciation, of approximately $14.0 million, and operating expenses, of approximately $1.8 million for the three months ended December 31, 2000. For the six months ended December 31, 2000, amortization of goodwill and depreciation was approximately $32.7 million, and operating expenses were approximately $7.9 million.

For the three and six months ended December 31, 2000, loss on disposal of discontinued operations was $165.0 million. The loss on disposal primarily represents the write-down of net assets, including goodwill of the online segment and provision for operating losses during phase-out period. The final disposal should occur prior to June 30, 2001.

The following unaudited proforma information is presented for purposes of restating the Company's prior period results to reflect the impact of discontinued operations (in thousands):

                                       Three months    Three months    Three months    Three months   Twelve months    Three months
                                          ended           ended            ended           ended          ended            ended
                                      September 30,    December 31,      March ,31       June 30,        June 30,      September 30,
                                           1999            1999             2000           2000            2000            2000
                                           ----            ----            ----            ----            ----            ----
Net Revenues                             $10,361         $ 6,601        $  7,069        $  4,190        $ 28,221        $ 10,567

Income (loss) from operations                346          (1,000)         (1,031)         (5,636)         (7,321)         (2,121)

Loss before provision for taxes             (468)         (2,143)         (1,673)         (5,246)         (9,530)         (2,145)

Loss from continuing operations             (516)         (2,187)         (1,765)         (5,555)        (10,023)         (2,373)

Income (loss) from discontinued
   operations                                107              43         (14,780)        (25,235)        (39,865)        (24,839)
                                         -------         -------        --------        --------        --------        --------
Net loss                                 $  (409)        $(2,144)       $(16,545)       $(30,790)       $(49,888)       $(27,212)
                                         =======         =======        ========        ========        ========        ========

Per share of common stock basic
  and diluted
  Loss from continuing operations        $ (0.04)        $ (0.12)        $ (0.08)       $  (0.21)       $  (0.47)       $  (0.08)
  Income (loss) from discontinued
   operations                               0.01               -           (0.64)          (0.99)          (1.89)          (0.86)
                                         -------         -------        --------        --------        --------        --------
Net loss                                 $ (0.03)        $ (0.12)        $ (0.72)       $  (1.20)       $  (2.36)       $  (0.94)
                                         =======         =======        ========        ========        ========        ========
Weighted average basic and diluted
  shares outstanding                      15,929          17,584          23,091          25,561          21,111          28,897
                                         =======         =======        ========        ========        ========        ========


LIQUIDITY AND CAPITAL RESOURCES

In July 2000, the Company realized net proceeds of approximately $1,000,000 from the sale of an 11% Subordinated Note and warrants to purchase 60,000 shares of the Company's common stock.

In December 2000, the Company announced the discontinuation of its online business segment. As a result of this decision, the Company's future cash requirements to operate these businesses will be significantly reduced.

The Company used approximately $12.5 million in its operating activities in the first six months of fiscal year 2001 as compared to $6.7 million in the first six months of fiscal year 2000. The increase of approximately $5.8 million represents the increase in net loss, accounts receivable and other assets and the decrease in short-term liabilities offset by the increase in depreciation and amortization. Cash provided by investing activities in the first six months of fiscal year 2001 of approximately $4.3 million is composed primarily of sale of investments in marketable securities offset by capital expenditures. Cash provided by financing activities in the first six months of fiscal year 2001 of approximately $0.4 million is primarily attributable to the issuance of long-term debt offset by repayments of capitalized lease obligations and long-term debt.

The Company's primary capital requirements with respect to its operations are to fund corporate overhead including expenses in evaluating opportunities in China, expansion of its retail store locations, its network of campus theaters and postcard distribution. As of December 31, 2000, the Company had approximately $10.3 million in cash and cash equivalents. The Company believes that such amounts plus an additional amount of $20.0 million, which represents investments in marketable debt securities with maturities of less than one year, will be sufficient to fund working capital, including debt service and interest requirements. In the event that the Company's plans and assumptions for each of its operations, with regard to the Company's ability to fund operations, working capital, capital expenditures and debt repayments, prove to be inaccurate, the Company could be required to seek additional financing.

The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control. The Company may also seek additional debt or equity financing to fund the cost of its retail expansion, to expand its network of campus theaters, to develop or acquire additional media and marketing services businesses or to fund its operations. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's stockholders.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits.

       27.1  Financial Data Schedule.

       (b) Reports on Form 8-K.

           Current report on Form 8-K filed December 20, 2000 announcing write-off during second quarter.

           Current report on Form 8-K filed January 24, 2001 attaching analyst report from SM Berger & Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2001

                                                YOUTHSTREAM MEDIA NETWORKS, INC.


                                                BY: /s/ JAMES G. LUCCHESI
                                                    ____________________________
                                                         JAMES G. LUCCHESI
                                                           President and
                                                      Chief Executive Officer



                                                BY: /s/ IRWIN ENGELMAN
                                                    ____________________________
                                                           IRWIN ENGELMAN
                                                     Executive Vice President,
                                                    Chief Financial Officer and
                                                      Chief Accounting Officer