Form 10-Q
period 2001-03-31
YOUTH STREAM MEDIA NETWORKS INC
filed 2001-05-11
CIK 1103926

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-27556


                        YOUTHSTREAM MEDIA NETWORKS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                    13-4082185
      -------------------------------                    -------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation of Organization)                    Identification No.)


   28 West 23rd Street, New York, New York                     10010
   ----------------------------------------                  ----------
   (Address of Principal Executive Offices)                  (Zip Code)


                                 (212) 622-7300
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

At May 8, 2001 there were 29,844,480 shares of Common Stock, $.01 par value outstanding.


================================================================================

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                            Page
PART I--FINANCIAL INFORMATION                                             Number
                                                                          ------
Item 1  Financial Statements

        Consolidated balance sheets - March 31, 2001
           (unaudited) and June 30, 2000 ..................................    1

        Consolidated statements of operations - three and nine months
           ended March 31, 2001 and 2000 (unaudited) ......................    2

        Consolidated statements of cash flows - nine months ended
           March 31, 2001 and 2000 (unaudited) ............................    3

        Consolidated statement of stockholders' equity - nine
           months ended March 31, 2001 (unaudited) ........................    4

        Notes to consolidated financial statements ........................    5

Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................    8

PART II--OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K ...................................   11

Signatures ................................................................   12


                                                     PART I
                                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        YOUTHSTREAM MEDIA NETWORKS, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS)

                                                                                   March 31,           June 30,
                                                                                      2001               2000
                                                                                   ---------          ---------
ASSETS                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents ................................................    $  11,696          $  18,232
     Marketable debt securities, at amortized cost ............................       13,310             25,189
     Accounts receivable, net of allowance for doubtful accounts of $324
        and $404 at March 31, 2001 and June 30, 2000, respectively ............        5,226              4,631
     Inventories ..............................................................        1,499              1,471
     Prepaid expenses .........................................................        5,673              5,372
     Deposits and other current assets ........................................         --                2,905
                                                                                   ---------          ---------
Total current assets ..........................................................       37,404             57,800

Property and equipment, net of accumulated depreciation of $5,650
     and $3,593 at March 31, 2001 and June 30, 2000, respectively .............        7,520              8,165
Deferred financing costs, net of accumulated amortization of $913 and
     $355 at March 31, 2001 and June 30, 2000, respectively ...................        3,567              3,963
Intangible assets, net of accumulated amortization of $4,569
     and $2,468 at March 31, 2001 and June 30, 2000, respectively .............       17,021             13,709
Restricted cash ...............................................................        1,328              1,328
Net non-current assets of discontinued operations .............................         --              191,091
Other assets ..................................................................          241                389
                                                                                   ---------          ---------
Total assets ..................................................................    $  67,081          $ 276,445
                                                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .........................................................    $   1,645          $   1,589
     Accrued employee compensation ............................................          860                895
     Other accrued expenses ...................................................        2,188              2,424
     Net current liabilities of discontinued operations .......................        4,891              2,187
     Deferred revenues ........................................................        1,955                665
     Current portion of deferred purchase price ...............................         --                   45
     Current portion of capitalized lease obligations .........................          130                 83
     Current portion of long-term debt ........................................        1,328              1,275
                                                                                   ---------          ---------
Total current liabilities .....................................................       12,997              9,163

Net non-current liabilities of discontinued operations ........................          429               --
Capitalized lease obligations .................................................           67                106
Long-term debt ................................................................       18,766             18,709
Deferred rent .................................................................          363                353
Deferred purchase price .......................................................        2,250              3,700

Commitments and contingencies .................................................         --                 --

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized, no shares
        issued and outstanding ................................................         --                 --
     Common stock, $.01 par value, 100,000 shares authorized, 29,844 shares and 28,031 shares issued and outstanding at March 31,
        2001 and June 30, 2000, respectively ..................................          298                280
     Additional paid-in capital ...............................................      328,709            321,980
     Accumulated deficit ......................................................     (296,798)           (77,846)
                                                                                   ---------          ---------
Total stockholders' equity ....................................................       32,209            244,414
                                                                                   ---------          ---------

Total liabilities and stockholders' equity ....................................    $  67,081          $ 276,445
                                                                                   =========          =========



                                 See notes to consolidated financial statements


                                          YOUTHSTREAM MEDIA NETWORKS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                                    (UNAUDITED)

                                                                Three months ended           Nine months ended
                                                                     March 31,                    March 31,
                                                              -----------------------       ----------------------
                                                                 2001          2000            2001         2000
                                                              ---------     ---------       ---------    ---------
Net Revenues ..............................................   $   5,765     $   7,069       $  23,623    $  24,031
Operating Expenses:
     Cost of goods sold ...................................         325           166           1,954        1,688
     Selling, general and administrative expenses .........       7,406         5,849          24,360       18,347
     Corporate expenses ...................................       1,850         1,271           5,420        3,159
     Depreciation and amortization ........................       1,422           814           4,158        2,522
                                                              ---------     ---------       ---------    ---------
Total operating expenses ..................................      11,003         8,100          35,892       25,716
                                                              ---------     ---------       ---------    ---------
Loss from operations ......................................      (5,238)       (1,031)        (12,269)      (1,685)

Equity loss in investment .................................        --            (850)           --         (2,890)
Interest income ...........................................         425           446           1,725        1,018
Other income ..............................................         (34)         --               (24)        --
Interest expense ..........................................        (794)         (238)         (2,386)        (727)
                                                              ---------     ---------       ---------    ---------
Loss before provision for income taxes ....................      (5,641)       (1,673)        (12,954)      (4,284)
Provision for income taxes ................................         121            92             421          184
                                                              ---------     ---------       ---------    ---------
Loss from continuing operations ...........................      (5,762)       (1,765)        (13,375)      (4,468)
     Loss from discontinued operations ....................        --         (14,780)        (40,606)     (14,630)
     Loss on disposal of discontinued operations, including
        provision of $5,175 for operating losses during
        phase-out period ..................................        --            --          (164,971)        --
                                                              ---------     ---------       ---------    ---------
Net Loss ..................................................   $  (5,762)    $ (16,545)      $(218,952)   $ (19,098)
                                                              =========     =========       =========    =========
Per share of common stock basic and diluted
    Loss from continuing operations .......................   $   (0.20)    $   (0.08)      $   (0.46)   $   (0.24)
    Loss from operation of discontinued operations ........        --           (0.64)          (1.39)       (0.77)
    Loss on disposal of discontinued operations ...........        --            --             (5.65)        --
                                                              ---------     ---------       ---------    ---------
Net loss per basic and diluted common share ...............   $   (0.20)    $   (0.72)      $   (7.50)   $   (0.15)
                                                              =========     =========       =========    =========
Weighted average basic and diluted common
    shares outstanding ....................................      29,481        23,091          29,181       18,853
                                                              =========     =========       =========    =========


                                   See notes to consolidated financial statements



                                  YOUTHSTREAM MEDIA NETWORKS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                              Nine months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                             2001           2000
                                                                          ----------     ----------
Cash Flows From Operating Activities
Net loss ..............................................................   $ (218,952)    $  (19,098)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Loss from discontinued operations .................................       40,606         14,630
    Loss on disposal of discontinued operations .......................      164,971           --
    Net change in assets and liabilities of discontinued operations ...      (11,694)        (9,618)
    Bad debt expense ..................................................          (80)           110
    Depreciation and amortization .....................................        4,158          2,522
    Loss on disposal of equipment .....................................           24           --
    Amortization of deferred financing costs ..........................          558            136
    Deferred rent .....................................................           10             48
    Amortization of original issue discount on Subordinated Notes .....           89             27
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable .............................................         (265)        (4,153)
      Inventory .......................................................          (28)           (35)
      Prepaid expenses ................................................         (300)          (367)
      Deposits and other current assets ...............................        2,905           --
      Accounts payable ................................................          (78)         1,038
      Accrued employee compensation ...................................         (298)          (150)
      Other accrued expenses ..........................................         (281)           (58)
      Deferred revenues ...............................................        1,290             40
                                                                          ----------     ----------
Net cash used in operating activities .................................      (17,365)       (14,928)

Cash Flows From Investing Activities
  Capital expenditures ................................................       (1,202)        (4,466)
  Unrealized loss on marketable securities ............................         --              (26)
  Proceeds from sale of equipment .....................................           37           --
  Proceeds from marketable debt securities upon maturity ..............       11,879           --
  Other assets ........................................................          149         (2,685)
  Payment for business acquisitions (net of cash acquired) ............         (109)          --
                                                                          ----------     ----------
Net cash provided by (used in) investing activities ...................       10,754         (7,177)

Cash Flows From Financing Activities
  Net proceeds from sale of common stock and exercise of warrants and
    options ...........................................................          127         55,895
  Net proceeds from issuance of warrants in connection with long-term
    debt ..............................................................           35           --
  Repayment of capitalized lease obligations ..........................         (108)           (21)
  Proceeds from long-term debt ........................................          965          1,971
  Repayment of long-term debt .........................................         (944)          (566)
                                                                          ----------     ----------
Net cash provided by financing activities .............................           75         57,279
                                                                          ----------     ----------

(Decrease) increase in cash and equivalents ...........................      (6,536)        35,174

Cash and equivalents at beginning of period ...........................       18,232          7,046
                                                                          ----------     ----------
Cash and equivalents at end of period .................................   $   11,696     $   42,220
                                                                          ==========     ==========
Supplemental cash flow information
  Cash paid for interest ..............................................   $    1,506     $      777
                                                                          ==========     ==========
  Cash paid for income taxes ..........................................   $      252     $      101
                                                                          ==========     ==========
Noncash Financing Activities
  Issuance of warrants in connection with long-term debt ..............   $      162     $     --
                                                                          ==========     ==========
  Issuance of common stock in connection with acquisitions ............   $    6,423     $  216,862
                                                                          ==========     ==========



                           See notes to consolidated financial statements


                                               YOUTHSTREAM MEDIA NETWORKS, INC.
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE PERIOD JULY 1, 2000 TO MARCH 31, 2001
                                                        (IN THOUSANDS)
                                                         (UNAUDITED)


                                                                  Common Stock       Additional
                                                               --------------------    Paid-in     Accumulated
                                                                Shares      Amount     Capital       Deficit       Total
                                                               --------   ---------   ---------     ---------    ---------
Balances at June 30, 2000 ....................................   28,031   $     280   $ 321,980     $ (77,846)   $ 244,414
Issuance of warrants in connection with long-term debt .......     --          --           197          --            197
Issuance of common stock upon exercise of stock options ......       45           1         126          --            127
Issuance of common stock in connection with
   acquisition of Teen.com ...................................      944           9       5,211          --          5,220
Issuance of common stock in connection with
   acquisition of HelloXpress ................................       53           1         293          --            294
Issuance of common stock in connection with
   acquisition of Invino .....................................      711           6         857          --            863
Issuance of common stock in connection with
   acquisition of sixdegrees .................................       60           1          45          --             46
Net loss .....................................................     --          --          --        (218,952)    (218,952)
                                                               --------   ---------   ---------     ---------    ---------
Balances at March 31, 2001 ...................................   29,844   $     298   $ 328,709     $(296,798)   $  32,209
                                                               ========   =========   =========     =========    =========


                                        See notes to consolidated financial statements


                        YOUTHSTREAM MEDIA NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries, (collectively, the "Company"). The Company's operations consist of Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent") and W3T.com, Inc. ("Teen.com"). In December 2000, the Company announced its intention to discontinue the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb") and Invino Corporation ("Invino") see note 2
- Discontinued Operations. All significant intercompany transactions have been eliminated.

The Company is a media, marketing services, promotions, and retail company targeting the teenage and young adult marketplace, particularly high school, college and university audiences. Through the combination of a unique portfolio of targeted media and retail properties the Company provides integrated, cost-effective solutions to advertisers and sponsors looking to reach young adults. The Company's portfolio of retail and media services include:

o Trent, an on-campus seller of decorative wall posters to students at colleges and universities throughout the country, which also operates a growing number of retail poster stores complementing its on-campus presence;

o Nationwide sampling, promotion and event marketing campaigns targeting teens and young adults;

o A national network of movie theaters on college campuses and expertise conducting film screenings at dozens of major college campuses;

o A national free postcard advertising brand targeting teenagers and young adults;

o    A leading college newspaper advertising placement service;

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

2.   DISCONTINUED OPERATIONS

In December 2000, the Company announced its decision to discontinue the operations of its sixdegrees subsidiary and exit its Application Service Provider ("ASP") business. The ASP business includes the technology that was acquired and further developed by CommonPlaces, CollegeWeb and Invino. The Company determined that the ASP business was not aligned with its long-term vision and strategy. The Company shut down its sixdegrees website on December 30, 2000, and expects disposal of the ASP business to occur prior to June 30, 2001. In connection with the discontinuance of these businesses, the Company incurred a one-time charge of $165 million, related primarily to the write-off of goodwill, other net assets and an accrual for estimated losses during the phase-out period. The discontinuation of sixdegrees and the disposal of the ASP business represent the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations have been classified as discontinued and prior periods have been restated. For business segment reporting purposes, the sixdegrees and ASP business results were previously classified as the segment "Online".

Net revenues and losses from discontinued operations are as follows (in thousands):


                                                Three months ended   Three months ended   Nine months ended   Nine months ended
                                                  March 31, 2001        March 31, 2000      March 31, 2001      March 31, 2000
                                                ------------------   ------------------   -----------------   -----------------
Net revenues ..................................     $      --            $     402            $      398          $     402
                                                    =========            =========            ==========          =========
Loss from discontinued operations .............     $      --            $ (14,780)           $  (40,606)         $ (14,630)
Loss on disposal of discontinued operations ...            --                 --                (164,971)              --
                                                    ---------            ---------            ----------          ---------
Net loss from discontinued operations .........     $      --            $ (14,780)           $ (205,577)         $ (14,630)
                                                    =========            =========            ==========          =========


                        YOUTHSTREAM MEDIA NETWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

The following unaudited pro forma information is presented as if the Company had completed the acquisition of Teen.com as of July 1, 2000 and 1999, respectively, and exclude those acquisitions that were discontinued (in thousands):


                                                         Nine months ended March 31,
                                                           2001               2000
                                                         ---------------------------
       Net revenue ....................................  $23,693            $25,294
       Loss from continuing operations ................  (13,404)            (6,317)
       Loss from continuing operations per basic and
          diluted common share ........................    (0.46)             (0.32)
       Weighted average common shares outstanding
          basic and diluted ...........................   29,215             19,797


The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the respective periods.

In connection with the acquisitions of Invino and sixdegrees, the Company issued additional shares of common stock during the nine months ended March 31, 2001. The common stock issued to the former Invino shareholders is being recorded as a decrease to the deferred purchase price.

4.   LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):


                                                                        March 31,     June 30,
                                                                          2001          2000
                                                                        --------      --------
       Note Payable to Bank (A) .....................................   $  1,239      $  1,739
       Subordinated notes - Private Placement (B) ...................      5,000         5,000
       Note Payable to Finance Company (C) ..........................      1,326         1,768
       Subordinated Notes - Private Placement (D) ...................     12,000        12,000
       Subordinated Notes - Private Placement (E) ...................      1,000          --
       Other ........................................................          7             9
                                                                        ========      ========
                                                                          20,572        20,516
       Less unamortized original issue discount attributed
          to subordinated notes .....................................        478           532
                                                                        --------      --------
                                                                          20,094        19,984
       Less current portion .........................................      1,328         1,275
                                                                        --------      --------
                                                                        $ 18,766      $ 18,709
                                                                        --------      --------


(A) This loan is secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by NET. This loan is payable in equal monthly installments, commencing in February 1998, over a maximum of six years. Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one month maturity.

The Borrowers are also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at March 31, 2001 was $889,000. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002.

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

                        YOUTHSTREAM MEDIA NETWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

5.   STOCKHOLDERS' EQUITY

For the nine months ending March 31, 2001, options were exercised resulting in the issuance of approximately 45,000 shares of common stock resulting in net proceeds to the Company of approximately $127,000.

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


                                                     Three months ended                 Three months ended
                                                       March 31, 2001                     March 31, 2000
                                               ------------------------------     -------------------------------
                                                 Media     Retail      Total        Media     Retail      Total
                                               --------   --------   --------     --------   --------   ---------
       Net revenues ........................   $  4,223   $  1,542   $  5,765     $  5,942   $  1,127   $  7,069
       Depreciation and amortization .......      1,249        173      1,422          668        146        814
       Loss from operations ................     (4,598)      (640)    (5,238)        (625)      (406)    (1,031)
       Capital expenditures ................        204        133        337        1,063        140      1,203


                                                     Nine months ended                  Nine months ended
                                                       March 31, 2001                     March 31, 2000
                                               ------------------------------     -------------------------------
                                                 Media     Retail      Total        Media     Retail      Total
                                               --------   --------   --------     --------   --------   ---------
       Net revenues ........................  $  14,512   $  9,111   $ 23,623     $ 16,916   $  7,115   $ 24,031
       Depreciation and amortization .......      3,655        503      4,158        2,104        418      2,522
       Loss from operations ................    (11,705)      (564)   (12,269)      (1,893)       208     (1,685)
       Capital expenditures ................        817        385      1,202        3,401      1,067      4,468


                                                        March 31, 2001                      June 30, 2000
                                               ------------------------------     -------------------------------
                                                Media      Retail      Total        Media     Retail    Total (a)
                                               --------   --------   --------     --------   --------   ---------
       Identifiable assets .................   $ 57,175   $  9,906   $ 67,081     $ 75,481   $  9,873   $  85,354 (a)

       (a) June 30, 2000 excludes net non-current assets of discontinued operations


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to timely execute its business plan, the Company's management of growth, changing consumer tastes, the impact of competitive products and pricing, conditions in the markets in which the Company conducts business, including the advertising, media and retail markets, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The Company's consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the online segment. The Company revised its reporting segments from online and offline to media and retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three months and the nine months ended March 31, 2001 (unaudited) to the three months and the nine months ended March 31, 2000 (unaudited).

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, net revenues were $5.8 million as compared to $7.1 million for the three months ended March 31, 2000. The decrease of $1.3 million was due to a decrease of $1.7 million in the media segment offset by an increase of $0.4 million in the retail segment. After adjusting for the loss of contributed media of $0.9 million, the decrease of revenue in the media segment was $0.8 million, attributable to the de-emphasis of certain non-profitable businesses as well as softening market condition in the advertising industry, offset by an increase of $0.2 million related to the acquisition of Teen.com. Contributed media revenues related to media and marketing services provided to CommonPlaces in exchange for equity prior to the merger with the Company. The retail segment increase of $0.4 million was attributable to year-over-year same store growth as well as the expansion of the retail store network.

For the nine months ended March 31, 2001, net revenues were $23.6 million as compared to $24.0 million for the nine months ended March 31, 2000. The decrease of $0.4 million was due to a decrease in the media segment of $2.4 million offset by an increase of $2.0 million in the retail segment. After adjusting for the loss of contributed media of $2.9 million, revenues in the media segment increased by $0.5 million. Contributed media revenues related to media and marketing services provided to CommonPlaces in exchange for equity prior to the merger with the Company. The retail segment increase of $2.0 million was attributable to year-over-year same store growth as well as the expansion of the retail store network.

For the three months ended March 31, 2001, cost of goods sold were $0.3 million as compared to $0.2 million for the three months March 31, 2000. The increase of $0.1 million was due to increased revenues in the retail segment.

For the nine months ended March 31, 2001, cost of goods sold were $2.0 million as compared to $1.7 million for the nine months March 31, 2000. The increase of $0.3 million was due to increased revenues in the retail segment.

For the three months ended March 31, 2001, selling, general and administrative expenses were $7.4 million as compared to $5.8 million for the three months ended March 31, 2000. The increase of $1.6 million was due to an increase of $1.2 million in the media segment and $0.4 million in the retail segment. The media segment increase of $1.2 million was primarily due to the acquisition of Teen.com. The retail segment increase of $0.4 million was primarily due to the expansion of the retail store network.

For the nine months ended March 31, 2001, selling, general and administrative expenses were $24.4 million as compared to $18.3 million for the nine months ended March 31, 2000. The increase of $6.1 million was due to an increase of $3.6 million in the media segment and $2.5 million in the retail segment. The media segment increase of $3.6 million was primarily due to the acquisition of Teen.com. The retail segment increase of $2.5 million was due to $1.8 million of one time costs related to the acquisition of Trent and the remaining $0.7 million due to increased expenses related to expansion of the retail store network.

For the three months ended March 31, 2001, corporate expenses were $1.9 million as compared to $1.3 million for the three months ended March 31, 2000. Corporate expenses grew as an improved management team was put in place.

For the nine months ended March 31, 2001, corporate expenses were $5.4 million as compared to $3.2 million for the nine months ended March 31, 2000. The increase of $2.2 million includes $1.1 million related to the cost of upgrading the senior management team, $0.4 million related to the exploration of a venture in the People's Republic of China, and $0.4 million caused by one time charges, mostly severance and moving expenses.

For the three months ended March 31, 2001, depreciation and amortization expenses were $1.4 million as compared to $0.8 million for the three months ended March 31, 2000. The increase of $0.6 million was primarily due to the acquisition of Teen.com.

For the nine months ended March 31, 2001, depreciation and amortization expenses were $4.2 million as compared to $2.5 million for the nine months ended March 31, 2000. The increase of $1.7 million was primarily due to the acquisition of Teen.com.

For the three months ended March 31, 2001, there was no equity loss in investment as compared to $0.9 million for the three months ended March 31, 2000. Equity loss in investment represented the Company's minority interest share of the loss in CommonPlaces.

For the nine months ended March 31, 2001, there was no equity loss in investment as compared to $2.9 million for the nine months ended March 31, 2000. Equity loss in investment represented the Company's minority interest share of the loss in CommonPlaces.

For the three months ended March 31, 2001, interest income was $0.4 million as compared to $0.4 million for the three months ended March 31, 2000.

For the nine months ended March 31, 2001, interest income was $1.7 million as compared to $1.0 million for the nine months ended March 31, 2000. The increase of $0.7 million was due to interest income earned on increased cash balances resulting from the issuance of debt and the sale of common stock.

For the three months ended March 31, 2001, interest expense was $0.8 million as compared to $0.2 million for the three months ended March 31, 2000. The increase of $0.6 million was primarily related to the increase in long-term debt.

For the nine months ended March 31, 2001, interest expense was $2.4 million as compared to $0.7 million for the nine months ended March 31, 2000. The increase of $1.7 million was primarily related to the increase in long-term debt.

For the three months ended March 31, 2001, there was no loss from discontinued operations as compared to $14.8 million for the three months ended March 31, 2000. The loss from discontinued operations represents the net loss of the online segment prior to the December 2000 measurement date. For the three months ended March 31, 2000, loss from discontinued operations primarily represents amortization of goodwill and depreciation of $11.8 million, operating expenses of $4.1 million offset by other income of $0.7 million and net revenues of $0.4 million

For the nine months ended March 31, 2001, loss from discontinued operations was $40.6 million as compared to $14.6 million for the nine months ended March 31, 2000. The nine months ended March 31, 2001, loss from discontinued operations of $40.6 million represent operating losses for the online segment from July to the December 2000 measurement date. The nine months ended March 31, 2000, loss from discontinued operations of $14.6 million represent operating losses for the online segment primarily incurred during the period January to March 2000.

For the nine months ended March 31, 2001, loss on disposal of discontinued operations was $165.0 million. The loss on disposal primarily represents the write-down of net assets, including goodwill of the online segment and provision for operating losses during phase-out period. The Company's exit from these operations is expected to occur prior to June 30, 2001.

The following unaudited proforma information is presented for purposes of restating the Company's prior period results to reflect the impact of discontinued operations (in thousands):


                                       Three months    Three months    Three months    Three months   Twelve months   Three months
                                          ended           ended           ended            ended          ended          ended
                                      September 30,    December 31,     March ,31        June 30,        June 30,     September 30,
                                           1999            1999            2000            2000            2000           2000
                                      -------------   -------------   -------------   -------------   -------------   -------------
Net Revenues ........................ $      10,361   $       6,601   $       7,069   $       4,190   $      28,221   $      10,567
Income (loss) from operations .......           346          (1,000)         (1,031)         (5,636)         (7,321)         (2,121)
Loss before provision for taxes .....          (468)         (2,143)         (1,673)         (5,246)         (9,530)         (2,145)
Loss from continuing operations .....          (516)         (2,187)         (1,765)         (5,555)        (10,023)         (2,373)
Income (loss) from discontinued
  Operations ........................           107              43         (14,780)        (25,235)        (39,865)        (24,839)
                                      -------------   -------------   -------------   -------------   -------------   -------------
Net loss ............................ $        (409)  $      (2,144)  $     (16,545)  $     (30,790)  $     (49,888)  $     (27,212)
                                      =============   =============   =============   =============   =============   =============
Per share of common stock basic
  And diluted
  Loss from continuing operations ... $       (0.04)  $       (0.12)  $       (0.08)  $       (0.21)  $       (0.47)  $       (0.08)
  Income (loss) from discontinued
   Operations .......................          0.01             --            (0.64)         ( 0.99)          (1.89)          (0.86)
                                      -------------   -------------   -------------   -------------   -------------   -------------
Net loss ............................ $       (0.03)  $       (0.12)  $       (0.72)  $       (1.20)  $       (2.36)  $       (0.94)
                                      =============   =============   =============   =============   =============   =============
Weighted average basic and diluted
  Shares outstanding ................        15,929          17,584          23,091          25,561          21,111          28,897
                                      =============   =============   =============   =============   =============   =============


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

In May 2001, the Company announced a stock repurchase program. The Company is authorized to repurchase up to $2.0 million of its outstanding common stock. The purchases will be made from time to time in open-market transactions at prevailing prices.

The Company used approximately $17.4 million in its operating activities in the first nine months of fiscal year 2001 as compared to $14.9 million in the first nine months of fiscal year 2000. The increase of approximately $2.5 million represents the increase in net loss, accounts receivable and other assets and the decrease in short-term liabilities offset by the increase in depreciation and amortization and a decrease in deposits and other current assets. Cash provided by investing activities in the first nine months of fiscal year 2001 of approximately $10.7 million is composed primarily of proceeds from marketable securities upon maturity offset by capital expenditures. Cash provided by financing activities in the first nine months of fiscal year 2001 of approximately $0.1 million is primarily attributable to the issuance of long-term debt offset by repayments of capitalized lease obligations and long-term debt.

The Company's primary capital requirements with respect to its operations are to fund corporate overhead including expenses in evaluating opportunities in China, expansion of its retail store locations, its network of campus theaters and postcard distribution. As of March 31, 2001, the Company had approximately $11.7 million in cash and cash equivalents. The Company believes that such amounts plus an additional amount of $13.3 million, which represents investments in marketable debt securities with maturities of less than one year, will be sufficient to fund working capital, including debt service and interest requirements. In the event that the Company's plans and assumptions for each of its operations, with regard to the Company's ability to fund operations, working capital, capital expenditures and debt repayments, prove to be inaccurate, the Company could be required to seek additional financing.

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

The Company currently projects a thirty five percent increase in revenues in fiscal year 2002 in both the media and retail segments. Growth in the media segment is expected to be broad based but driven primarily by event marketing, sampling and promotion. These projections assume improvement in the advertising market and continued growth in the Company's retail operations, among other things. The retail segment revenue growth is comprised of same store year-over-year growth, new store openings and price increases for the campus sales events. The Company also projects earnings before interest, taxes, depreciation and amortization ("EBITDA") to be positive in the first quarter of fiscal 2002 and in the full fiscal year 2002 due to projected increase in revenues, as well as projected improvements in operating margins. The projected EBITDA improvement is expected to reduce cash consumption below $7.0 million in fiscal year 2002 including an expected $3.0 million of capital investments in the business. Net income is expected to result in a loss of less than $10.0 million. The Company projects that it will sustain its revenue growth momentum through fiscal year 2003, which should result in improved EBITDA, sufficient to generate positive cash flow and positive net income in fiscal year 2003.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2001

                                             YOUTHSTREAM MEDIA NETWORKS, INC.



                                             BY: /s/ JAMES G. LUCCHESI
                                             -----------------------------------
                                                     JAMES G. LUCCHESI
                                                     President and
                                                     Chief Executive Officer



                                             BY: /s/ IRWIN ENGELMAN
                                             -----------------------------------
                                                     IRWIN ENGELMAN
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer