Form 10-Q/A
period 2001-03-31
YOUTH STREAM MEDIA NETWORKS INC
filed 2001-05-18
CIK 1103926

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
                                                                                   =========          =========



                                 See notes to consolidated financial statements


                                          YOUTHSTREAM MEDIA NETWORKS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                                    (UNAUDITED)

                                                                Three months ended           Nine months ended
                                                                     March 31,                    March 31,
                                                              -----------------------       ----------------------
                                                                 2001          2000            2001         2000
                                                              ---------     ---------       ---------    ---------
Net Revenues ..............................................   $   5,765     $   7,069       $  23,623    $  24,031
Operating Expenses:
     Cost of goods sold ...................................         325           166           1,954        1,688
     Selling, general and administrative expenses .........       7,406         5,849          24,360       18,347
     Corporate expenses ...................................       1,850         1,271           5,420        3,159
     Depreciation and amortization ........................       1,422           814           4,158        2,522
                                                              ---------     ---------       ---------    ---------
Total operating expenses ..................................      11,003         8,100          35,892       25,716
                                                              ---------     ---------       ---------    ---------
Loss from operations ......................................      (5,238)       (1,031)        (12,269)      (1,685)

Equity loss in investment .................................        --            (850)           --         (2,890)
Interest income ...........................................         425           446           1,725        1,018
Other income ..............................................         (34)         --               (24)        --
Interest expense ..........................................        (794)         (238)         (2,386)        (727)
                                                              ---------     ---------       ---------    ---------
Loss before provision for income taxes ....................      (5,641)       (1,673)        (12,954)      (4,284)
Provision for income taxes ................................         121            92             421          184
                                                              ---------     ---------       ---------    ---------
Loss from continuing operations ...........................      (5,762)       (1,765)        (13,375)      (4,468)
     Loss from discontinued operations ....................        --         (14,780)        (40,606)     (14,630)
     Loss on disposal of discontinued operations, including
        provision of $5,175 for operating losses during
        phase-out period ..................................        --            --          (164,971)        --
                                                              ---------     ---------       ---------    ---------
Net Loss ..................................................   $  (5,762)    $ (16,545)      $(218,952)   $ (19,098)
                                                              =========     =========       =========    =========
Per share of common stock basic and diluted
    Loss from continuing operations .......................   $   (0.20)    $   (0.08)      $   (0.46)   $   (0.24)
    Loss from operation of discontinued operations ........        --           (0.64)          (1.39)       (0.77)
    Loss on disposal of discontinued operations ...........        --            --             (5.65)        --
                                                              ---------     ---------       ---------    ---------
Net loss per basic and diluted common share ...............   $   (0.20)    $   (0.72)      $   (7.50)   $   (1.01)
                                                              =========     =========       =========    =========
Weighted average basic and diluted common
    shares outstanding ....................................      29,481        23,091          29,181       18,853
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