Form 10-K
period 2001-06-30
YOUTH STREAM MEDIA NETWORKS INC
filed 2001-08-31
CIK 1103926

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

                         Commission file number: 0-27556

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 (Exact Name of Business Issuer in Its Charter)


DELAWARE                                                              13-4082185
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes [X ] No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 17, 2001: $62 million.

     State the number of shares outstanding of each of the registrant's classes of common equity, as of August 7, 2001: 30,091,354 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

================================================================================

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


ITEM NO.
--------
                                                                                                                PAGE
Part I                                                                                                          ----
      1.   Business..........................................................................................     1

      2.   Properties........................................................................................     7

      3.   Legal Proceedings.................................................................................     7

      4.   Submission of Matters to a Vote of Security Holders..............................................      7


Part II

      5.   Market for Common Equity and Related Stockholder Matters..........................................     8

      6.   Selected Financial Data...........................................................................     9

      7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............     9

      8.   Quantitative and Qualitative Disclosures about Market Risk........................................    12

      9.   Financial Statements and Supplemental Data........................................................    13

      10.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............    13



Part III

      11.  Directors and Executive Officers of Registrant....................................................    14

      12.  Executive Compensation............................................................................    14

      13.  Security Ownership of Certain Beneficial Owners and Management....................................    14

      14.  Certain Relationships and Related Transactions....................................................    14

      15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................    14


Index to Consolidated Financial Statements...................................................................   F-1


Signatures ..................................................................................................   S-1


Schedule II Valuation and Qualifying Accounts................................................................   S-2


                                     PART I




ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein (including but not limited to statements to the effect that the Company or its management "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions) that relate to future events or conditions should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 of this Form 10-K. Readers of this Form 10-K are cautioned not to rely on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

YouthStream Media Networks, Inc., through its subsidiaries (together, "YouthStream" or the "Company"), is a leading cross-platform media, marketing services and retail company that targets teenagers and young adults ages 12 to
24. During fiscal 2001, YouthStream reorganized its operations into two market segments: media and retail.

Through its media segment, YouthStream provides its clients with advertising, marketing and promotions solutions that are targeted, integrated and, management believes, more efficient than mass media alternatives at reaching the youth audience. YouthStream's media segment operates primarily in schools and on and near school campuses where students congregate. YouthStream maintains more than 22,000 proprietary "out-of-home" media distribution locations at more than 2,000 universities and colleges and 9,000 high schools and middle schools in the United States. YouthStream also provides clients with the ability to advertise online through its operation of the web site Teen.com, an award-winning Internet destination for teenagers.

YouthStream's broad portfolio of assets and capabilities enables it to offer programs that serve a large and diverse client base that includes more than 250 leading national advertisers in categories such as packaged goods, recruiting, automotive, fashion, financial services, health and beauty and technology. Among YouthStream's media clients in fiscal 2001 were Proctor & Gamble, Ford Motor Company, AT&T, Sony/Columbia Pictures, ABC, The Coca-Cola Company, Motorola, The Wall Street Journal, DKNY, Snapple, BMW, HBO and Seventeen Magazine.

YouthStream also operates a youth-oriented retail business, selling decorative wall posters and related items through two distribution channels: on-campus sales events and a nationwide chain of retail stores operating under the Beyond the Wall(R) brand. Through these retail channels, YouthStream has become a leading retailer of decorative wall posters to the young adult market.

COMPANY STRUCTURE

Founded in 1995 as Network Event Theater, Inc., the Company held its initial public offering ("IPO") in 1996. In February 2000, Network Event Theater, Inc. ("NET") was reorganized and became a wholly-owned subsidiary of a newly-established Delaware holding company, YouthStream Media Networks, Inc. Headquartered in New York, New York, YouthStream's wholly-owned operating subsidiaries are, in addition to NET: American Passage Media, Inc. ("American Passage"); Trent Graphics, Inc. ("Trent"); and W3T, Inc. ("Teen.com").

A detailed discussion of the Company's acquisition history and organization can be found in the footnotes to the Consolidated Financial Statements beginning on page F5.

TARGET MARKET

Through its media segment, YouthStream targets clients seeking to reach 12 to 24 year-olds with entertainment, advertising and promotional messages.

These teenagers and young adults represent approximately 17% of the nation's total population or 47.4 million individuals according to April 2000 U.S. Census Bureau estimates, and control over $200 billion in direct purchasing power annually. YouthStream believes the youth market is highly desirable to advertisers because teens and young adults are receptive to new ideas and products, are in a formative stage with respect to building brand loyalties, have significant disposable income and are the next generation of consumers. Advertisers seeking to reach this young adult market spend approximately $30 billion annually.

YouthStream targets this same audience for its retail business segment because of all the reasons stated above.

MEDIA SEGMENT:  PRODUCTS AND SERVICES

Through its comprehensive portfolio of on-campus media assets and national marketing services capabilities, YouthStream provides its clients with unparalleled access to the youth market, with substantial cost efficiencies. Its knowledge of the young adult market enables its clients to benefit from a wide range of turnkey, customized and high impact programs. In fiscal 2001, YouthStream generated approximately 63% of its revenues from its media segment.

Event Marketing

YouthStream's event marketing division performs a wide range of services for clients. These services include developing, planning and executing custom events and customer acquisition programs, as well as offering clients the opportunity to participate in proprietary events conducted through its on-campus theater division and other Company initiatives. During fiscal 2001, YouthStream's event marketing business represented over 60 clients on more than 560 college campuses, and reached seven million young people.

YouthStream's custom events are exciting programs targeted to address specific client needs and brand objectives. Programs range from national vehicle tours to single campus events. Other major events are conducted annually off campuses, including at major student destinations during Spring Break and Mardi Gras, and throughout the year in urban areas, malls, and at venues such as concerts, beaches, and sporting events. Custom events typically feature client advertising, including banners, mass flyer distribution, and branded vehicle wraps; games to generate product awareness; and product sampling programs, which provide a targeted and effective method of driving product trial and purchase, and establishing brand loyalty.

YouthStream's customer acquisition business offers clients the ability to intercept teenagers and young adults through sign-up programs, allowing clients such as financial services, telecommunications and publishing companies to obtain applicants for their products and services. The Company's extensive nationwide network of field representatives is able to efficiently administer sign-up events virtually anywhere young adults congregate.

During fiscal 2001, YouthStream also developed a number of proprietary event marketing programs that the Company expects to launch during fiscal 2002. These events provide a forum to showcase advertisers' products and services. The Company's ThunderDorm(SM) Experience tour, scheduled to take place on college campuses in Fall 2001, celebrates the latest and most interactive technology intersecting the college lifestyle. Other YouthStream promotions will take place targeting teens in malls and college students at Spring Break. The Company plans to generate revenues from these programs by selling sponsorships and other related media to advertisers.

YouthStream also conducts event marketing and advertising campaigns for clients via its proprietary network of on-campus theaters ("Theaters"), consisting of more than 100 major universities and colleges across the country. To generate revenues, YouthStream partners with the country's largest movie production studios, such as New Line Cinema, Warner Bros., Sony Pictures Entertainment, Universal Pictures, and Paramount Pictures to create on-campus advance-screening and marketing promotions targeting the young adult market. YouthStream obtains revenues both from these studio partners, which contract with the Company to plan and supervise national collegiate field marketing activities, and from large national consumer products advertisers, which augment studio screenings with their branding, sampling and event marketing activities. The Company has concentrated on establishing its Theaters at large enrollment colleges and universities located in key markets that it believes enhance the Theaters' appeal to programmers, sponsors and advertisers. The combined enrollment of campuses where Theaters are installed totals 2.3 million.

Forty-nine of the network schools feature closed-circuit satellite and digital projection technologies that allow YouthStream to simulcast movies, concerts, featured speakers and other live events to student audiences nationwide. Theaters with these satellite capabilities are installed on campuses with a total enrollment exceeding 1.2 million. The Company believes this is the only national network of digital satellite movie theaters on college and university campuses.

The Company conducted 12 events at Theaters during the 2000-2001 academic year. Average attendance at each event totaled approximately 20,000 students.

Media Planning and Buying

YouthStream's college newspaper network serves as a leading advertisement placement service network, providing clients with the ability to run advertising in over 1,700 college and graduate school newspapers, with a combined circulation over 7 million, on campuses with total enrollment of 13 million students. YouthStream's assets in print advertising include an exclusive database containing information about every major college newspaper, allowing the Company to provide creative development, marketing and research assistance, and to customize programs for clients by targeting school type, student demographics, degree programs, and other criteria.

Out-of-Home

YouthStream provides clients with unique and proprietary vehicles for delivering advertising messages through its "Out-of-Home" media programs, directed to students in the campus environment. YouthStream works directly with school administrators and campus organizations to achieve placement of the Out-of-Home media vehicles. With more than 22,000 Out-of-Home media distribution locations at more than 2,000 universities and colleges, and 9,000 high schools and middle schools throughout the United States, the Company believes this to be the nation's largest campus-based Out-of-Home advertising network.

YouthStream's high school wallboards ("GymBoards(R)") allow clients to place advertisements on gender specific message and information centers installed in boys' and girls' high school and middle school locker rooms. With over 18,000 customized message boards and information centers located inside over 9,000 middle and high school locker rooms nationwide, YouthStream's GymBoards network reaches a combined total enrollment in excess of 7.5 million students. The Company believes GymBoards to be the nation's largest Out-of-Home media network located in high schools and middle schools.

YouthStream's college wallboard network ("Campus Voice(R)") consists of more than 4,000 metal-framed, Plexiglass-enclosed wallboards installed in high-traffic locations on over 500 university and college campuses. In operation for over 15 years on campuses with a combined total enrollment of over 3.7 million students, the Company believes its college campus network is the nation's largest and most established. Partnering advertisers with editorial content provided by top publications targeting the young adult audience, advertising messages and editorial content are rotated monthly during the school year.

YouthStream's poster advertising service provides clients with a cost-effective method for reaching students in their own environments via bulletin boards on campuses nationwide, a powerful and proven direct response vehicle. YouthStream's national postering service has the capability to post advertising messages on over 2,200 campuses, with the ability to reach more than 10 million students nationwide. In operation for over 20 years, the Company believes it operates the nation's most established and experienced national campus postering services business.

YouthStream's postcard advertising network ("HotStamp(R)") provides clients with the opportunity to have customized advertising messages produced and placed in 250 postcard racks at 175 colleges and universities nationwide. Postcard racks are strategically installed at high-visibility sites including college bookstores, student centers, and popular college hangouts. The Company believes that these racks represent the largest campus-based network of free postcard distribution racks nationwide.

YouthStream's network of college newspaper advertising stands ("AdRox(R)") allows advertisers to place messages strategically on the headers of more than 2,000 campus newspaper distribution racks at over 275 colleges and universities nationwide. Placed in the highest-traffic campus locations, this network reaches a total enrollment of over 3.3 million students.

Internet

The Company's Teen.com website offers clients the ability to reach teenagers online. During fiscal 2001, Teen.com won the Editor's Choice Award from PC Magazine as the "Best of The Web" teen site. Teen.com also received recognition as the No. 1 Information Site for 2001 from Teen People Magazine. Teen.com differentiates itself from the competition by featuring relevant yet responsible content targeted to teens.

Media Strategy

Since inception, the Company's media strategy has been to offer media and marketing services programs to its clients that target youth where they live, go to school and play. After its IPO, the Company concluded a series of acquisitions that enabled it to quickly develop the necessary portfolio of properties and infrastructure to implement this strategy. The Company's initial focus was to utilize its assets to sell "multi-channel" programs to clients interested in turnkey and targeted advertising solutions. The Company plans to continue developing its media businesses to reach more of the nation's teenagers, to reach more youth off-campus, and to reach teenagers and young adults increasingly through larger, Company-designed proprietary events.

First, to reach more teenagers, the Company has been executing and plans to conduct more events in malls and high schools where teenagers congregate, among other things.

Second, to reach more youth off-campus, the Company has broadened the number and location of venues in which it conducts business on behalf of its clients, particularly in the event marketing area. The Company expects to continue to expand its operations at social, sporting, and other events and venues nationwide where young people interact.

Third, the Company increasingly has focused its sales force on selling more integrated media solutions to clients - leveraging its products and services - rather than selling individual products or services. The Company expects that this strategy will continue to increase its average revenues per sale.

The Company also believes there may be growth opportunities in the consolidation of companies targeting teenagers and young adults. From time to time, the Company may consider acquisition opportunities that leverage its existing strengths, broaden its customer base, reduce seasonal effects on its media business or increase market share.

RETAIL SEGMENT:  PRODUCTS AND SERVICES

YouthStream believes it operates the nation's largest retailer of decorative wall posters sold to teens and young adults. Currently, the Company's merchandise is available at on-campus sales events, in retail stores, and via the Internet. In fiscal 2001, the Company's retail segment generated approximately 37% of the Company's revenues.

On-Campus College Poster Shows

The Company believes that it operates the largest network of on-campus poster shows ("Sales Events") in the nation's college market. In fiscal 2001, more than five million students participated in the Company's Sales Events, on more than 650 campuses nationwide. Student visitors to these Sales Events purchased more than 775,000 posters and other items, choosing from approximately 2,000 posters, prints and other merchandise, generating approximately 60% of the Company's retail segment revenues for fiscal 2001.

Retail Store Operations; Online Sales

The Company also operates retail poster stores primarily in college towns and major urban areas around the country, under the Beyond the Wall(R) name ("Stores"). As of June 30, 2001, the Company operated 31 Stores in cities including: Ann Arbor, MI; Athens, GA; Berkeley, CA; Bloomington, IN; Boulder, CO; Burlington, VT; Champaign, IL; Chicago, IL; Cincinnati; OH, East Lansing, MI; Ithaca, NY; Knoxville, TN; Lexington, KY; Los Angeles, CA; New York, NY; North Hampton, MA; Philadelphia, PA; Seattle, WA; State College, PA; and Washington, D.C. Stores range from 900 to 3600 square feet and each typically features over 5,000 posters on a rotating basis. Approximately 40% of the Company's retail segment revenues were generated by Stores during fiscal 2001.

Through its website beyondthewall.com, the Company also offers thousands of posters and artwork via the Internet.

Retail Strategy

The Company's retail strategy consists of several primary initiatives. First, the Company plans to continue expanding the number of stores it operates, to 58 stores by the end of fiscal 2002.

Second, the Company also plans to broaden the range of locations where it operates stores to include more stores in regional malls and urban areas. To achieve this growth, the Company has installed three dedicated teams of employees to identify new store locations nationwide. The Company's planned growth in the number of stores it operates is designed to increase overall revenues generated by the Company's retail segment.

Third, the Company plans to increase the profitability of its Stores by testing a variety of new product lines, including inexpensive silver jewelry popular among teens and young adults. By expanding its merchandise, the Company hopes to increase store traffic, sell additional merchandise to its existing customers, broaden its customer base, and decrease the seasonality of the Company's retail segment.

Finally, the Company may expand the selling seasons or product mix of its on-campus Sales Events.

Discontinued Businesses

During fiscal 2001, YouthStream discontinued operations of two online properties, which had constituted its online business segment in fiscal 2000, and two offline media properties.

The Company discontinued the operations of its sixdegrees.com web site in December 2000. In May 2001, the Company also discontinued its application service provider initiative to market and sublicense technology it purchased through the acquisition of sixdegrees, inc., Invino Corporation, CollegeWeb, Inc., and CommonPlaces, LLC ("CommonPlaces") in fiscal 2000.

The Company's postcards division operated a "cities program" which distributed advertising through racks installed in more than 1,900 urban venues. YouthStream sold these racks in June 2001 and discontinued its cities program.

The Company's Beyond the Wall division published and distributed an "Ads as Art" catalog. The Company discontinued publication of this catalog in May 2001.


INTELLECTUAL PROPERTY RIGHTS

The Company has registered with the United States Patent and Trademark Office the names "YouthStream Media Networks," "Y YouthStream Media Networks" (and the YouthStream logo), "NET Network Event Theater," "NET" (and the NET logo), "American Passage," "GymBoards," "AdRaX," "Campus Voice," "Campus Voice" (stylized), "Beyond the Wall," and "HotStamp" in connection with its media businesses.

The Company also has pending trademark/service mark applications with the United States Patent and Trademark Office in connection with various new businesses. These include: "FUND-U," "TEENSCREEN," and "THUNDERDORM."

Teen.com has protected its brand name by obtaining the exclusive right to the domain name "Teen.com" from Network Solutions, Inc., and using the service mark "THE PLACE FOR TEENS" in connection with the Teen.com website.

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

In January 2001, the Company received a patent titled "Method and Apparatus for Constructing a Networking Database and System." The application for this patent was filed in 1997 and relates to the technology that was underlying the sixdegrees website.

The Company does not hold any copyright registrations.

The Company regards its patents, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as important to its success, and relies on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, independent contractors, sponsors, and others to protect its proprietary rights. The Company strategically pursues the registration of its trademarks and service marks. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our patents, trademarks, trade secrets, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not independently develop substantially equivalent intellectual property. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of financial and managerial resources, which could have a material adverse effect on our business.

COMPETITION

Media

The Company's media business faces competition for the advertising revenues of advertisers and sponsors from other similar companies and from other media such as radio, television, print media, direct mail marketing and the Internet. The Company also competes with a wide variety of other advertising media, the range and diversity of which has increased substantially over the past several years to include advertising displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Some of the Company's competitors, principally in other media such as radio and television, are substantially larger, better capitalized and have access to greater resources than the Company. There can be no assurance that the Company will be able to compete successfully with such other companies and media.

Retail

The retail decorative wall poster industry for teens and young adults is both highly competitive and fragmented. We believe that the principal bases upon which we compete are selection, quality, price, store location and service. We compete with other sellers of decorative art, some of which are more established better capitalized or have access to greater resources than the Company. However, there can be no assurance that the Company will be able to compete successfully with such other companies.

Seasonal Effects on the Company's Business

The seasonality of our media and retail businesses affects our profitability. Since our products are most often purchased during the academic school year primarily from August through October, we experience substantial seasonality in our sales and profitability during the year.

PERSONNEL

Media

As of July 31, 2001, the Company employed 124 full-time employees and 6 part-time employees in connection with its media operations. None of these employees is represented by a collective bargaining unit, and the Company believes that relations with these employees are good.

Retail

As of July 31, 2001, the Company employed 100 full-time employees and 92 part-time employees in connection with its retail operations. None of these employees are represented by a collective bargaining unit, and the Company believes that relations with these employees are good.


ITEM 2.  PROPERTIES

The Company's principal executive offices are located in approximately 22,000 square feet of leased space in New York City pursuant to a lease expiring during the fiscal year ending June 30, 2006. Annual rent payable under that lease is approximately $392,000. The Company also rents additional office space in Cambridge and Acton, Massachusetts; Seattle, Washington; Los Angeles, California; Chicago, Illinois; Tempe, Arizona; and Stroudsburg, Pennsylvania. The Company also maintains short term leases for retail stores, which range from approximately 900 to 3,600 square feet in Ann Arbor, Michigan; Athens, Georgia; Berkeley, California; Bloomington, Indiana; Boulder, Colorado; Burlington, Vermont; Champaign, Illinois; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Ohio; East Lansing, Michigan; Washington, D.C.; Hadley, Massachusetts; Harrisburg, Pennsylvania; Harrisonburg, Virginia; Holyoke, Massachusetts; Ithaca, New York; Knoxville, Tennessee; Lawrence, Kansas; Lexington, Kentucky; Los Angeles, California; Minneapolis, Minnesota; Myrtle Beach, South Carolina; New Hope, Pennsylvania; New York, New York; Northampton, Massachusetts; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Portland, Maine; Saint Louis, Missouri; Seattle, Washington; State College, Pennsylvania; Taylor, Michigan; and Tempe, Arizona. The Company believes it has adequate insurance to cover the value of its leased property and the personal property therein.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding and is not aware of any contemplated proceeding that may be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 18, 2001. At that meeting, the Company's shareholders elected three Class II Directors to the Board; ratified the selection of Ernst & Young LLP as the Company's Independent Auditors; and approved an amendment to the 2000 Stock Incentive Plan ("Plan"), permitting the Company to grant its non-employee directors discretionary stock options under the Plan.

In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

                                        For                   Withheld
                                 ----------------------------------------
     Metin Negrin                    26,417,948                360,741
     Howard Klein                    26,417,948                360,741
     Sidney I. Lirtzman              26,417,948                360,741

In connection with the proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the year ending June 30, 2000, 26,727,847 shares were voted in favor of the proposal, 32,582 shares were voted against the proposal and there were 18,260 abstentions. In connection with the amendment to the 2000 incentive stock option plan, 26,172,256 shares were voted in favor of the proposal, 592,433 shares were voted against the proposal, and there were 15,000 abstentions.

                                     PART II



ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market ("Nasdaq"). In May 2001, the Company changed its Nasdaq symbol from NETS to YSTM. The following table sets forth the high and low closing bid prices for the common stock as furnished by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                  High     Low
   Fiscal 2000                                                    ----     ---
         First Quarter.....................................      29.19    16.00
         Second Quarter....................................      31.25    18.81
         Third Quarter.....................................      29.00    12.13
         Fourth Quarter....................................      10.69     5.44

   Fiscal 2001
         First Quarter.....................................       7.31     3.13
         Second Quarter....................................       3.78      .75
         Third Quarter.....................................       1.94      .75
         Fourth Quarter....................................       1.79      .63

As of August 1, 2001, there were approximately 182 registered holders of record of the Company's common stock. The Company believes thousands of other holders own the Company's common stock in street name. To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The board of directors does not intend to declare any dividends in the foreseeable future but instead intends to retain earnings for use in the Company's business operations.

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2 million. As of June 30, 2001, the Company had purchased on the open market 143,000 shares at a cost of $239,000.

RECENT SALES OF UNREGISTERED SECURITIES

On July 27, 2000, the Company issued $1,000,000 of 11% subordinated notes due July 27, 2005, with an original issue discount of $35,000 and net proceeds to the Company of $965,000 (the "$1,000,000 Notes"). Simultaneously, the Company issued warrants to purchase 60,000 shares of Company common stock for $35,000 to the purchaser of the $1,000,000 Notes. The $1,000,000 Notes were purchased by one purchaser, Interequity Capital Partners, L.P., an institutional investor. No placement agent existed for the $1,000,000 Notes.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with ITEM
7. Management's Discussion and Analysis of Financial Condition and Results of Operation and the Company's consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.


                                                                      Year ended June 30,
                                               -------------------------------------------------------------------
                                                   2001         2000          1999          1998         1997
                                               -------------------------------------------------------------------
                                                             (In thousands, except per share data)

Net sales and other income                        $ 26,892     $ 28,221       $ 13,266    $ 11,188      $  6,439
Net loss
     Loss from continuing operations               (33,244)     (10,023)       (9,190)      (7,231)       (6,157)
     Loss from discontinued operations            (204,559)     (39,865)           --           --            --
Net loss                                          (237,803)     (49,888)       (9,190)      (7,231)       (6,157)
Total assets                                        48,706      276,445        30,252       15,676        17,175
Long-term debt and capital lease
   obligations, less current portion                18,635       18,815         6,589        3,459         5,275

Basic and diluted
     Loss from continuing operations                 (1.14)       (0.47)        (0.72)       (0.69)        (0.71)
     Loss from discontinued operations               (6.97)       (1.89)           --           --            --
Net loss                                             (8.11)       (2.36)        (0.72)       (0.69)        (0.71)
Weighted average basic and diluted
   common stock outstanding                         29,334       21,111        12,800       10,508         8,715


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences may include, but are not limited to, the Company's ability to execute its business plan in a timely manner, the Company's management of growth, its ability to negotiate retail store leases on favorable terms, its ability to maintain favorable relationships with the schools where the Company conducts business, the ability to hire, train and retain qualified personnel, new laws and regulations applicable to the Company's and its clients' business including laws relating to issues such as privacy, data collection, advertising, content regulation, and taxation, changing consumer tastes and the impact of competitive products and pricing, conditions in the markets in which the Company conducts business including the advertising, media and retail markets and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The Company's consolidated financial statements are not directly comparable from period to period due to acquisition and discontinued activities. The following financial analysis compares the twelve months ended June 30, 2001 with the twelve months ended June 30, 2000 and compares the twelve months ended June 30, 2000 with the twelve months ended June 30, 1999.

RESULTS OF OPERATION
(in thousands)

Year Ended June 30, 2001 Compared with Year Ended June 30, 2000

In order to make more meaningful comparisons with fiscal 2000's full-year results, adjustments for "contributed media revenue," HotStamp cities program and Beyond the Wall have been made. Contributed media revenue was recognized last year as a result of the Company's acquisition of a 48 percent minority interest in CommonPlaces. After acquiring the remaining 52 percent in February 2000, contributed media revenue was no longer recognized. In fiscal 2001, the Company discontinued its HotStamp cities program and Beyond the Wall catalog and, as such, their revenues were excluded from the adjusted revenue. The following table represents revenue adjusted for contributed media, HotStamp cities program and Beyond the Wall revenues.

(in thousands)
                                                         ---------------------
                                                          FY 2001    FY 2000
                                                         ---------------------

       Revenues as stated in the Financial Statements    $ 26,892    $ 28,221
       Contributed Media                                      --     $ (2,890)
                                                         ---------------------
       Subtotal                                          $ 26,892    $ 25,331

       HotStamp "Cities Program" and Beyond the Wall     $ (1,794)   $ (4,136)
                                                         ---------------------

       Adjusted Revenue                                  $ 25,098    $ 21,195
                                                         =====================

For the twelve months ended June 30, 2001, adjusted net revenues were $25,098 compared to $21,195 for the twelve months ended June 30, 2000. The revenue growth of $3,903 was attributable to an increase of retail of $2,366 and an increase in the media segment of $1,537. Revenue growth in the Company's retail segment was attributable to the increase in the number of stores opened by the Company and same store growth. Media revenue growth was attributable to the event marketing business.

For the twelve months ended June 30, 2001, cost of sales was $15,043 as compared to $12,838 for the twelve months ended June 30, 2000. The increase of $2,205 was due to an increase of $1,540 in the media segment and a $665 increase in the retail segment. Specifically, the acquisition of Teen.com during July 2000 accounted for all of the increase in the media segment. The increase in the retail segment was a function of increased revenue.

For the twelve months ended June 30, 2001, selling, general and administrative expenses were $21,749 as compared to $14,811 for the twelve months ended June 30, 2000. The increase of $6,938 was due to an increase of $2,738 in the media segment and $4,200 in the retail segment. The media segment increase was primarily due to the acquisition of Teen.com. The retail segment increase of $4,200 was due to $2,800 of one-time costs related to the acquisition of Trent and the remaining $1,400 due to increased expenses related to expansion of the retail store chain.

For the twelve months ended June 30, 2001, corporate expenses were $8,163 as compared to $6,041 for the twelve months ended June 30, 2000. The increase of $2,122 includes $1,100 related to the cost of expanding the senior management team, $500 related to the exploration of a venture in the People's Republic of China, and $522 relating to severance and moving expenses.

For the twelve months ended June 30, 2001, depreciation and amortization expenses were $5,487 ($2,299 in Cost of Sales) as compared to $3,500 ($1,648 in Cost of Sales) for the twelve months ended June 30, 2000. The increase of $1,987 includes $1,459 related to the amortization of Teen.com goodwill, as Teen.com was acquired in July 2000. The remaining increase of $528 was due to the increased fixed assets in the media segment as well as the additional stores in the retail segment.

For the twelve months ended June 30, 2001, impairment loss on assets was $10,680. This entailed a charge of $4,750 for the write-down of a promotional credit that was acquired by the Company when it purchased sixdegrees, inc., a write-down of $1,845 for the remaining HotStamp(R) assets, a write-down of $317 on the remaining goodwill of Beyond the Wall(R) and a write-down of $3,768 of goodwill relating to Teen.com.

For the twelve months ended June 30, 2001, there was no equity loss on investment as compared to $2,890 for the twelve months ended June 30, 2000. The 2000 loss represents the Company's minority interest share of the loss in CommonPlaces.

For the twelve months ended June 30, 2001, interest income was $2,131 as compared to $1,617 for the twelve months ended June 30, 2000. The increase of $514 was due to interest income earned on increased cash balances resulting from the issuance of debt and the sale of common stock.

For the twelve months ended June 30, 2001, interest expense was $3,169 as compared to $1,000 for the twelve months ended June 30, 2000. The increase of $2,169 was primarily related to the increase in long-term debt.

For the twelve months ended June 30, 2001, loss from discontinued operations was $40,606 as compared to $39,865 for the twelve months ended June 30, 2000. The twelve months ended June 30, 2001, loss from discontinued operations of $40,606 represent operating losses for the online segment from July to the December 2000 measurement date. The twelve months ended June 30, 2000, loss from discontinued operations of $39,865 represent operating losses for the online segment incurred during the period January to June 2000.

For the twelve months ended June 30, 2001, loss on disposal of discontinued operations was $163,953. The loss on disposal primarily represents the write-down of net assets, including goodwill of the online segment and provision for operating losses during the phase-out period. The final disposal occurred during the twelve months ended June 30, 2001.

Year Ended June 30, 2000 Compared with Year Ended June 30, 1999

For the twelve months ended June 30, 2000, net revenues were $28,221 as compared to $13,266 in the prior year. The increase of $14,955 was primarily due to the acquisition of Trent, which accounted for $7,520 of the increase. Additionally, contributed media revenues for CommonPlaces accounted for $2,890 of the increase. The remaining $4,545 was primarily due to increased sales in postcard, event marketing, Gymboards(R), postering, campus wallboards, and theater operations as well as the full year impact of the HelloXpress, Inc. acquisition, which was completed in June 1999.

For the twelve months ended June 30, 2000, cost of goods sold was $12,838 as compared to $8,375 in the prior year. $1,765 of the cost of goods sold related to Trent's operations, which was acquired during 2000. The remaining increase of $2,698 related to increased levels of revenue in the media segment.

For the twelve months ended June 30, 2000, selling, general and administrative expenses were $14,811 as compared to $7,514 in the prior year. The increase of $7,297 was primarily due to the acquisition of Trent, which accounted for $5,835 of the increase. The remaining increase of $1,462 was due to increased level of sales and administrative staff to support the increase in revenues.

For the twelve months ended June 30, 2000, corporate expenses were $6,041 as compared to $4,510 in the prior year. The increase of $1,531 was primarily due to the cost incurred in terminating an operating lease, which accounted for $1,666 of the increase which was offset by the net of the $425 increase of corporate personnel and related overhead expenses and the $560 decrease in bonus expense.

For the twelve months ended June 30, 2000, depreciation and amortization was $3,500 as compared to $2,186 in the prior year. The increase of $1,314 was primarily due to the additional amortization of goodwill of Trent, HelloXpress, Inc., and CollegeWeb, Inc.

For the twelve months ended June 30, 1999, impairment loss on equipment was $825. The loss was the result of determination by management that certain theater and location based media equipment no longer had remaining economic life.

For the twelve months ended June 30, 2000, equity loss in investment was $2,890 as compared to $51 in the prior year, representing the Company's minority interest share of the loss in CommonPlaces. Subsequent to the acquisition in February 2000 of the interests in CommonPlaces not previously owned by NET, the operations of CommonPlaces were included in the Company's results on a consolidated basis as part of the loss from discontinued operations.

For the twelve months ended June 30, 2000, interest income was $1,617 as compared to $425 in the prior year. The increase of $1,192 was due to interest income earned on increased cash balances resulting primarily from the sale of additional common stock.

For the twelve months ended June 30, 2000, other income of $64 primarily represented licensing fees relating to CollegeWeb, Inc. and Invino Corp. due from CommonPlaces, prior to its merger with the Company.

For the twelve months ended June 30, 2000, interest expense was $1,000 as compared to $1,119 in the prior year. The decrease of $119 primarily related to a decrease in the average amount of long-term debt in 2000.

For the twelve months ended June 30, 2000, provision for income taxes was $493 as compared to $185 in the prior year for taxes primarily based on net assets and net revenues.

For the twelve months ended June 30, 2000, net loss was $49,888 as compared to $9,190 in the prior year. The increase of $40,698 primarily relates to the discontinued operations of its online segments. The increase was also a result of increased cost of goods sold, selling, general and administrative expenses, corporate expenses, depreciation and amortization, and interest expense, partially offset by increased revenues, other income, interest income and a reduction in impairment loss on equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $20.9 million of cash in operating activities in 2001, primarily funding its discontinued segments as well as its operating losses from its continuing business. The Company funded its operations with cash generated by the sale of investments in marketable debt securities.

As of June 30, 2001, the Company had approximately $14.9 million in cash and equivalents. The Company believes that such amounts plus an additional amount of $5.7 million, which represents investments in marketable debt securities with maturities of less than one year, will be sufficient to fund working capital, including debt service and interest expense, at least through the fiscal year ended June 30, 2002. In the event that the Company's plans and assumptions for each of its operations, with regard to the Company's ability to fund operations, working capital, capital expenditures and debt repayments, prove to be inaccurate, the Company could be required to seek additional financing. The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control. The Company may also seek additional debt or equity financing to develop or acquire additional media and marketing services businesses and retail expansion or to fund its operations. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's stockholders.

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

The Company currently projects over thirty-five percent increase in revenues in fiscal year 2002 in both the media and retail segments. Growth in the media segment is expected to be broad based but driven primarily by event marketing and promotions. These projections assume improvement in the advertising market and continued growth in the Company's retail operations, among other things. The retail segment revenue growth is comprised of same store year-over-year growth, new store openings and price increases for the campus sales events. The Company also projects earnings before interest, taxes, depreciation and amortization ("EBITDA") to be positive in the first quarter of fiscal 2002 and in the full fiscal year 2002 due to projected increase in revenues, as well as projected improvements in operating margins. The projected EBITDA improvement is expected to reduce cash consumption below $7.0 million in fiscal year 2002 including an expected $3.0 million of capital investments in the business. The Company expects a net loss of less than $10.0 million. The Company projects that it will sustain its revenue growth momentum through fiscal year 2003, which should result in improved EBITDA, sufficient to generate positive cash flow and positive net income in fiscal year 2003.


ITEM 8.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies on business practices to protect against the adverse effects of collection risks.

Interest Rate Risk

Our investments are classified as cash and cash equivalents and debt securities with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by us.

ITEM 9.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Information with respect to this item appears as a separate section following
Item 14 of this report. Such information is incorporated herein by reference.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Company's Proxy Statement").


ITEM 12.   EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's Proxy Statement.


ITEM 13.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's Proxy Statement.


ITEM 14.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's Proxy Statement.



ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        (1) Financial Statements: Consolidated Balance Sheets at June 30, 2001 and 2000, Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999, Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999, Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

        (2) Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts [All other financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.]

(b)     Reports on Form 8-K filed on August 24, 2001.

(c)     Exhibits:

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

10.35   1999 Stock Option Plan of the Company (incorporated by reference to
        Exhibit 10.35 to the Company's Form 8-K filed January 20, 2000).

10.36 1999 Special Stock Option Plan of the Company (incorporated by reference to Exhibit 10.36 to the Company's Form 8-K filed January 20, 2000).

10.37 1999 Special Incentive Stock Plan of the Company (incorporated by reference to Exhibit 10.37 to the Company's Form 8-K filed January 20,
        2000).

10.38 Employment Agreement dated June 20, 2000 between YouthStream Media Networks, Inc. and James G. Lucchesi (incorporated by reference to
        Exhibit 10.38 to the Company's Form 10-KSB filed September 27, 2000).

10.39 Non-Qualified Stock Option Agreement of James G. Lucchesi dated June 20, 2000 (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KSB filed September 27, 2000).

10.40 Amendment to Employment Agreement as of June 20, 2000 between YouthStream Media Networks, Inc. and Harlan D. Peltz (incorporated by reference to Exhibit 10.40 to the Company's Form 10-KSB filed September 27, 2000).

10.41 Employment Agreement dated July 1, 2000 between YouthStream Media Networks, Inc. and Thea A. Winarsky (incorporated by reference to
        Exhibit 10.41 to the Company's Form 10-KSB filed September 27, 2000).

10.42 Merger Agreement dated July 13, 2000 among YouthStream Media Networks, Inc., W3T Acquisition, Inc., a wholly-owned subsidiary of YouthStream, W3T.com, Inc., Gerald Croteau, Eugene Bellotti, Donald Dion, Richard King, James Westra, Mark Fusco, Suzanne W. Bookstein and John Genest (incorporated by reference to Exhibit 10.42 to the Company's Form 10-KSB filed September 27, 2000).

10.43 Consulting and Non-Competition Agreement dated July 25, 2000 between YouthStream Media Networks, Inc. and Andrew P. Weinreich (incorporated by reference to Exhibit 10.43 to the Company's Form 10-KSB filed September 27, 2000).

10.44 Amendment No. 1 dated July 28, 2000 to Stockholders Agreement dated February 28, 2000 among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan D. Peltz, individually, and Harlan D. Peltz, as voting trustee (incorporated by reference to Exhibit
        10.44 to the Company's Form 10-KSB filed September 27, 2000).

10.45 Non-Qualified Stock Option Agreement of Thea A. Winarsky dated August 16, 2000 (incorporated by reference to Exhibit 10.45 to the Company's Form 10-KSB filed September 27, 2000).

10.46 Non-Qualified Stock Option Agreement of James G. Lucchesi dated September 26, 2000 (incorporated by reference to Exhibit 10.46 to the Company's Form 10-KSB filed September 27, 2000).

10.47* Non-Qualified Stock Option Agreementof James G. Lucchesi dated July 2, 2001.

10.48* Non-Qualified Stock Option Agreement of James G. Lucchesi dated July 2, 2001.

10.49* Amendment to the Employment Agreement (dated June 20, 2000) dated June 29, 2001 for James G. Lucchesi.

10.50* Amendment to Non-Qualified Stock Option Agreement (dated July 31, 2000) dated June 29, 2001 for James G. Lucchesi.

10.51* Amendment to Non-Qualified Stock Option Agreement (dated June 20, 2000) dated June 29, 2001 for James G. Lucchesi.

21*     Subsidiaries of the Company.

23*     Consent of Ernst & Young LLP.

---------------

*Filed herewith

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX


Report of Independent Auditors...............................................F-2


Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 2001 and 2000........................F-3

Consolidated Statements of Operations for the years ended
June 30, 2001, 2000 and 1999.................................................F-4

Consolidated Statements of Cash Flows for the years ended
June 30, 2001, 2000 and 1999.................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
June 30, 2001, 2000 and 1999.................................................F-7

Notes to Consolidated Financial Statements...................................F-8


The following consolidated financial statement schedule of YouthStream Media Networks, Inc. is included in Item 14(a):

Schedule II: Valuation and qualifying accounts...............................S-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
YouthStream Media Networks, Inc.

We have audited the accompanying consolidated balance sheets of YouthStream Media Networks, Inc. and subsidiaries ("the Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YouthStream Media Networks, Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           /s/ Ernst & Young LLP


New York, New York
August 2, 2001

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      June 30,          June 30,
                                                                                        2001             2000
                                                                                     ---------         ---------
Assets
Current assets:
   Cash and equivalents ..........................................................   $  14,927         $  18,232
   Marketable debt securities, at amortized cost .................................       5,655            25,189
   Accounts receivable, net of allowance for doubtful
       accounts of $191 and $404 at June 30, 2001 and 2000, respectively .........       2,585             4,631
   Inventories, net of allowance of $146 and $0 at June 30, 2001 and 2000,
       Respectively ..............................................................       2,606             1,471
   Prepaid expenses ..............................................................         387             5,372
   Deposits and other current assets .............................................         241             2,905
                                                                                     ---------         ---------
Total current assets .............................................................      26,401            57,800

Property and equipment, net ......................................................       6,817             8,165
Deferred financing costs, net ....................................................       3,375             3,963
Intangible assets, net ...........................................................      10,785            13,709
Restricted cash ..................................................................       1,328             1,328
Net non-current assets of discontinued operations ................................          --           191,091
Other assets .....................................................................          --               389
                                                                                     ---------         ---------
Total assets .....................................................................   $  48,706         $ 276,445
                                                                                     =========         =========
Liabilities and stockholders' equity Current liabilities:
   Accounts payable ..............................................................   $   2,820         $   1,589
   Accrued employee compensation .................................................       2,018               895
   Other accrued expenses ........................................................       3,253             2,424
   Net current liabilities of discontinued operations ............................       3,078             2,187
   Deferred revenues .............................................................       1,751               665
   Current portion of deferred purchase price ....................................       1,500                45
   Current portion of capitalized lease obligations ..............................          46                83
   Current portion of long-term debt .............................................       1,169             1,275
                                                                                     ---------         ---------
Total current liabilities ........................................................      15,635             9,163
Net non-current liabilities of discontinued operations ...........................         185                --
Capitalized lease obligations ....................................................           5               106
Long-term debt ...................................................................      18,630            18,709
Deferred rent ....................................................................         366               353
Deferred purchase price ..........................................................         375             3,700

Commitments and contingencies ....................................................          --                --

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized,
      no shares issued and outstanding ...........................................          --                --
   Common stock, $.01 par value, 100,000 shares authorized,
      30,091 shares issued at June 30, 2001
      and 28,031 issued and outstanding at June 30, 2000 .........................         301               280
   Additional paid-in capital ....................................................     329,097           321,980
   Accumulated deficit ...........................................................    (315,649)          (77,846)
   Treasury stock, 143 shares at June 30, 2001 ...................................        (239)               --
                                                                                     ---------         ---------
Total stockholders' equity .......................................................      13,510           244,414
                                                                                     ---------         ---------
Total liabilities and stockholders' equity .......................................   $  48,706         $ 276,445
                                                                                     =========         =========


                 See notes to consolidated financial statements.

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                                        Year ended June 30,
                                                                              --------------------------------------
                                                                                 2001          2000          1999
                                                                              ----------    ----------    ----------
Net revenues ..............................................................   $   26,892    $   28,221    $   13,266
Operating expenses:
   Cost of sales, including depreciation of $2,299, $1,648 and $1,884,
       in 2001, 2000 and 1999, respectively ...............................       15,043        12,838         8,375
   Selling, general and administrative expenses ...........................       21,749        14,811         7,514
   Corporate expenses .....................................................        8,163         6,041         4,510
   Depreciation and amortization ..........................................        3,188         1,852           302
   Loss on impairment of assets ...........................................       10,680            --           825
                                                                              ----------    ----------    ----------
Total operating expenses ..................................................       58,823        35,542        21,526
                                                                              ----------    ----------    ----------

Loss from operations ......................................................      (31,931)       (7,321)       (8,260)

Equity loss in investment .................................................           --        (2,890)          (51)
Interest income ...........................................................        2,131         1,617           425
Other income ..............................................................           --            64            --
Interest expense ..........................................................       (3,169)       (1,000)       (1,119)
                                                                              ----------    ----------    ----------
Loss before provision for income taxes ....................................      (32,969)       (9,530)       (9,005)
Provision for income taxes ................................................          275           493           185
                                                                              ----------    ----------    ----------
Loss from continuing operations ...........................................      (33,244)      (10,023)       (9,190)
Loss from discontinued operations .........................................      (40,606)      (39,865)           --
Loss on disposal of discontinued operations ...............................     (163,953)           --            --
                                                                              ----------    ----------    ----------
Net loss ..................................................................   $ (237,803)   $  (49,888)   $   (9,190)
                                                                              ==========    ==========    ==========

Per share of common stock basic and diluted
   Loss from continuing operations ........................................   $    (1.14)   $    (0.47)   $    (0.72)
   Loss from operation of discontinued operations .........................   $    (1.38)   $    (1.89)           --
   Loss on disposal of discontinued operations ............................   $    (5.59)           --            --
                                                                              ----------    ----------    ----------
   Net loss ...............................................................   $    (8.11)   $    (2.36)   $    (0.72)
                                                                              ==========    ==========    ==========

Weighted average basic and diluted common shares outstanding ..............       29,334        21,111        12,800
                                                                              ==========    ==========    ==========


                 See notes to consolidated financial statements.

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Year ended June 30,
                                                                              --------------------------------------
                                                                                 2001          2000          1999
                                                                              ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................................   $ (237,803)   $  (49,888)   $   (9,190)
Adjustments to reconcile net loss to net cash used
in operating activities:
     Loss from discontinued operations ....................................       40,606        39,865            --
     Loss on disposal of discontinued operations ..........................      163,953
     Net change in assets and liabilities of discontinued operations ......      (12,716)      (17,440)
     Bad debt expense .....................................................           --           246            21
     Depreciation and amortization ........................................        5,487         3,500         2,186
     Loss on impairment of assets .........................................       10,680                         825
     Loss on disposal of equipment ........................................           24
     Non-cash compensation ................................................                        126            --
     Amortization of deferred financing costs .............................          750           181           174
     Amortization of original issue discount on Subordinated Notes ........           84            38            38
     Deferred rent ........................................................           13           106            --
Changes in assets and liabilities, net of acquisitions:
     Accounts receivable ..................................................        2,296        (1,562)       (1,096)
     Inventory ............................................................       (1,135)         (619)          (56)
     Prepaid expenses .....................................................          236           806          (298)
     Deposits and other current assets ....................................        2,663        (2,774)          (33)
     Accounts payable .....................................................        1,231          (999)         (265)
     Accrued employee compensation ........................................          860           334             2
     Other accrued expenses ...............................................          784          (399)          276
     Deferred revenues ....................................................        1,086           106          (168)
                                                                              ----------    ----------    ----------
Net cash used in operating activities .....................................      (20,901)      (28,373)       (7,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ......................................................       (1,795)       (3,238)       (1,697)
Proceeds from sale of equipment ...........................................          167            --            --
Sale (purchase) of investments in marketable debt securities ..............       19,534       (25,189)           --
Other assets ..............................................................          390          (181)           --
Payment for business acquisitions, net of cash acquired ...................         (100)           --        (3,782)
Additions to deferred financing costs .....................................           --          (494)         (314)
                                                                              ----------    ----------    ----------
Net cash provided by (used in) investing activities                               18,196       (29,102)       (5,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock and exercise of warrants and options          127        56,027        15,358
Repurchase of common stock ................................................         (239)           --            --
Net proceeds from issuance of warrants in connection with long-term debt ..           35            --           188
Repayment of capitalized lease obligations ................................         (254)          (41)           --
Proceeds from long-term debt ..............................................          965        13,551         4,812
Repayment of long-term debt ...............................................       (1,234)         (876)       (2,206)
                                                                              ----------    ----------    ----------
Net cash (used in) provided by financing activities .......................         (600)       68,661        18,152

Net (decrease) increase in cash and equivalents ...........................       (3,305)       11,186         4,775
Cash and equivalents at beginning of year .................................       18,232         7,046         2,271
                                                                              ----------    ----------    ----------
Cash and equivalents at end of year .......................................   $   14,927    $   18,232    $    7,046
                                                                              ==========    ==========    ==========

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                        Year ended June 30,
                                                                              --------------------------------------
                                                                                 2001          2000          1999
                                                                              ----------    ----------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest ....................................................    $ 1,506       $  1,163      $   871
Cash paid for income taxes ................................................    $   252       $    184      $   148

NONCASH FINANCING ACTIVITIES:
Issuance of warrants in connection with long-term debt ....................    $   162       $  2,926      $   552
Issuance of common stock in connection with acquisitions ..................    $ 6,814       $197,183      $ 3,783
Deferred purchase price in connection with acquisition of Invino ..........         --       $  3,500      $    --
Issuance of warrants in connection with acquisitions ......................         --       $ 18,512      $    --



                 See notes to consolidated financial statements.

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              Common Stock       Additional
                                                             ---------------       Paid-in    Accumulated  Treasury
                                                             Shares   Amount       Capital      Deficit      Stock        Total
                                                             ------   ------      ---------   -----------  ---------    ---------
Balances at June 30, 1998 .............................      11,347   $  113      $  27,198   $ (18,768)        --      $   8,543
Issuance of warrants in connection with long-term debt         --       --              740        --           --            740
Issuance of common stock upon exercise of warrants ....       3,063       31         14,988        --           --         15,019
Issuance of common stock upon exercise of stock options         221        2            337        --           --            339
Issuance of common stock in connection with
   acquisition of Beyond the Wall .....................           7     --               33        --           --             33
Issuance of common stock in connection with
   acquisition of Trent ...............................         242        3          3,497        --           --          3,500
Issuance of common stock in connection with
   acquisition of HelloXpress .........................          17     --              250        --           --            250
Net loss ..............................................        --       --             --        (9,190)        --         (9,190)
                                                             ------   ------      ---------   ---------    ---------    ---------
Balances at June 30, 1999 .............................      14,897      149         47,043     (27,958)        --         19,234

Issuance of common stock, net of issuance costs .......       2,477       25         52,950        --           --         52,975
Issuance of common stock upon exercise of warrants ....         736        7            289        --           --            296
Issuance of common stock upon exercise of stock options         969       10          2,746        --           --          2,756
Issuance of common stock in connection with
   acquisition of CollegeWeb ..........................         109        1          2,528        --           --          2,529
Issuance of common stock in connection with
   acquisition of Invino ..............................         295        3          4,876        --           --          4,879
Additional stock options issued in connection with
   acquisition of American Passage ....................        --       --            1,062        --           --          1,062
Issuance of common stock in connection with
   acquisition of sixdegrees ..........................       3,742       37        110,678        --           --        110,715
Issuance of warrants and stock options in connection
   with acquisition of sixdegrees .....................        --       --           12,850        --           --         12,850
Issuance of common stock in connection with
   acquisition of CommonPlaces ........................       4,793       48         78,886        --           --         78,934
Issuance of stock options in connection with
   acquisition of CommonPlaces ........................        --       --            4,600        --           --          4,600
Issuance of common stock in connection with
   acquisition of Beyond the Wall .....................          13     --              126        --           --            126
Issuance of warrants in connection with long-term debt         --       --            3,346        --           --          3,346
Net loss ..............................................        --       --             --       (49,888)        --        (49,888)
                                                             ------   ------      ---------   ---------    ---------    ---------
Balances at June 30, 2000 .............................      28,031      280        321,980     (77,846)        --        244,414
Issuance of warrants in connection with long-term debt         --       --              197        --           --            197
Issuance of common stock upon exercise ................          45     --              127        --           --            127
   of stock options
Stock repurchase ......................................        --       --             --          --           (239)        (239)
Issuance of common stock in connection with
   acquisition of Teen.com ............................         944        9          5,210        --           --          5,219
Issuance of common stock in connection with
   acquisition of HelloXpress .........................          53        1            293        --           --            294
Issuance of common stock in connection with
   acquisition of Invino ..............................         958       10          1,245        --           --          1,255
Issuance of common stock in connection with
   acquisition of sixdegrees ..........................          60        1             45        --           --             46
Net loss ..............................................        --       --             --      (237,803)        --       (237,803)
                                                             ------   ------      ---------   ---------    ---------    ---------
Balances at June 30, 2001 .............................      30,091   $  301      $ 329,097   $(315,649)   $    (239)   $  13,510
                                                             ======   ======      =========   =========    =========    =========




                See notes to consolidated financial statements.

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries, (collectively, the "Company"). The Company's operations consist of Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent") and W3T.com, Inc. ("Teen.com"). In December 2000, the Company discontinued the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb") and Invino Corporation ("Invino") See Note 3. - Discontinued Operations.

YouthStream Media Networks, Inc. through its subsidiaries, is a leading cross-platform media, marketing services and retail company that targets teenagers and young adult ages 12 to 24. During fiscal 2001, YouthStream reorganized into two market segments: media and retail.


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

RECLASSIFICATIONS

Certain expenses of the media business segment previously included in selling, general and administrative expenses and in depreciation and amortization have been reclassified as cost of sales. Such reclassifications were $12,613,000, $11,073,000, and $8,375,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of posters and related products.

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized over the term of the related debt. Accumulated amortization of deferred financing costs at June 30, 2001 and 2000 are approximately $1,105,000 and $355,000, respectively.

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

In accordance with Financial Accounting and Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. During 1999, events and circumstances indicated that certain network theater equipment and location-based media equipment were impaired. As such, the Company wrote down the value of such assets by approximately $825,000 to their fair value. Fair value was based on estimated future undiscounted cash flows to be generated by the aforementioned assets.

INTANGIBLE ASSETS

Intangible assets represent acquisition costs in excess of the net assets of businesses acquired and a covenant not-to-compete, which are amortized on a straight-line basis ranging from 3 to 15 years. Accumulated amortization of intangible assets at June 30, 2001 and 2000 is approximately $2,861,000 and $2,351,000, respectively.

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

LOSS ON IMPAIRMENT OF ASSETS

As of June 30, 2001, the Company determined that the fair market values of the goodwill and certain other long-lived assets for Beyond the Wall, HotStamp, and Teen.com were below their carrying values. As a result, the Company recorded an impairment charge of approximately $5,930,000. Additionally, the Company determined that it was unlikely that $4,750,000 of a prepaid marketing asset would ever be utilized. Such amount was also recorded as a charge as of June 30, 2001. The aforementioned charges have been recorded as a loss on impairment of assets in the statement of operations for the year ended June 30, 2001.

REVENUE RECOGNITION

The Company's primary source of revenue is derived from the sale of advertising space in media, which is owned either by the Company or by third parties and by the sale of marketing services. Revenue is generally recognized in the month of media publication and in the case of marketing services, the month such services are provided. Retail revenue is derived from the sale of merchandise to consumers on college campuses and stores. Retail revenue is recognized at the time of sale to the consumer.

ADVERTISING AND PROMOTION COSTS

The Company expenses advertising costs as incurred. Advertising expense from continuing operations for the years ended June 30, 2001, 2000 and 1999 were approximately $851,000, $263,000 and $459,000, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes. Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NET LOSS PER SHARE

The Company calculates net loss per share as required by SFAS No. 128, "Earnings per Share." Basic earnings per share excludes any dilution for common stock equivalents and is computed on the basis of net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per share does not consider such dilution if its effect would be antidilutive. Certain options and warrants that are currently antidilutive may be dilutive in the future.

STOCK-BASED COMPENSATION

The Company generally grants stock options to employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. The Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company routinely assesses the financial strength of its customers and requires collateral or other security to support customer receivables when necessary. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts. Management believes the Company has ample coverage for bad debt and will continue to review the collectibility of its receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001, with early adoptions permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is currently evaluating its goodwill and other intangible assets in relation to the provisions of SFAS 142 to determine the impact, if any, the adoption of SFAS 142 will have on its results of operations. The Company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


3.  DISCONTINUED OPERATIONS

In December 2000, the Company announced its decision to discontinue the online segment, including the operations of its sixdegrees subsidiary and exit its Application Service Provider ("ASP") business. The ASP business included the technology that was acquired and further developed by CommonPlaces, CollegeWeb and Invino. The Company determined that the ASP business was not aligned with its long-term vision and strategy. The Company shut down its sixdegrees website on December 30, 2000, and final disposal of the ASP business occurred prior to June 30, 2001. In connection with the discontinuance of these businesses, the Company incurred a one-time charge of $164 million, related primarily to the write-off of goodwill, and also including other net assets and an accrual for estimated losses during the phase-out period. The discontinuation of sixdegrees and the disposal of the ASP business represent the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations have been classified as discontinued and prior periods have been restated.

Net revenues and losses from discontinued operations are as follows (in thousands):

                                                   Year ended      Year ended
                                                  June 30, 2001   June 30, 2000
                                                  -------------   -------------
Net revenues .....................................   $     398       $    818
                                                     =========       ========
Loss from discontinued operations ................   $ (40,606)      $(39,865)
Loss on disposal of discontinued operations ......    (163,953)            --
                                                     ---------       --------
Net loss from discontinued operations ............   $(204,559)      $(39,865)
                                                     =========       ========

As of June 30, 2001, the Company has accrued $3,263,000 for the liabilities remaining from its online businesses. The accrual covers severance, lease payments and other miscellaneous expenses.

4.  CASH AND EQUIVALENTS, MARKETABLE DEBT SECURITIES AND RESTRICTED CASH

The following is a summary of the Company's cash and held-to-maturity securities at June 30, 2001, which are classified as either cash equivalents or marketable debt securities based on a maturity of less than or more than three months, respectively, or restricted cash (in thousands):

                                                                          Gross         Gross       Estimated
                                                                        Unrealized    Unrealized     Market
                                                            Cost          Gains        Losses         Value
                                                           -------      ----------    ----------    ---------
Cash and Equivalents:
Cash ....................................................  $12,065           --           --         $12,065
Mortgage backed securities ..............................    2,862         $ 11           --           2,873
                                                           -------         ----          ----        -------
Total Cash and Equivalents ..............................  $14,927         $ 11                      $14,938
                                                           =======         ====          ====        =======


Marketable Debt Securities:
Government obligations ..................................  $ 1,532         $ 10           --         $ 1,542
Corporate obligations ...................................    4,117           --           --           4,117
Commercial paper ........................................        6           --           --               6
                                                           -------         ----          ----        -------
Total Marketable Debt Securities ........................  $ 5,655         $ 10           --         $ 5,665
                                                           =======         ====          ====        =======

Restricted Cash (Restriction Expiring August 2002) ......  $ 1,328           --           --         $ 1,328
                                                           =======         ====          ====        =======
Total ...................................................  $21,910         $ 21           --         $21,931
                                                           =======         ====          ====        =======

5.  ACQUISITIONS

TRENT

In June 1999, the Company acquired Trent pursuant to a merger agreement (the "Merger Agreement"). Trent sells posters and other products at sales events at junior and four-year colleges, high schools, at retail stores and other locations and over the Internet. The purchase price consisted of $3.5 million in cash and 242,003 shares of the Company's common stock valued at $3.5 million, or $14.46 per share, the then current market price. In addition, if Trent's EBITDA (as defined in the Merger Agreement) for the two years ending June 30, 2001 exceeded certain targets, the Company was obligated to pay to the former Trent stockholders up to an additional $600,000 in cash and additional shares of the Company's common stock valued at $600,000. In December 2000, the Company amended its agreement with the previous owners of Trent to modify the targets related to the aforementioned earnouts. The modified earnouts were treated as compensation expense rather than additional purchase price due to the nature of the modifications. As of June 30, 2001, the Company has accrued an additional $991,000 relating to the modified earnouts. The aggregate purchase price of $7,060,000, including acquisition costs, was recorded as excess of cost over net assets acquired.

HELLOXPRESS

In June 1999, the Company acquired certain assets and liabilities of HelloXpress USA, Inc. ("HelloXpress"). The purchase price consisted of $300,000 in cash, 17,242 shares of the Company's common stock valued at $250,000, or $14.50 per share, the then current market price, and the forgiveness of amounts due to the Company of $125,000. In addition, the former stockholders of HelloXpress received an additional $45,000 in cash and shares of the Company's common stock valued at $200,000 in September 2000. The aggregate purchase price of $936,000, including acquisition costs, was recorded as excess of cost over net assets acquired and a portion was allocated to a covenant not-to-compete.

COLLEGEWEB

In August 1999, the Company acquired CollegeWeb pursuant to a merger agreement between the Company and CollegeWeb. The purchase price consisted of 108,971 shares of the Company's common stock, valued at $2,529,000, or approximately $23.22 per share, the then current market price. The Company licensed CollegeWeb's technology to CommonPlaces. The aggregate purchase price of $2,738,000, including acquisition costs, was recorded as excess of cost over net assets acquired. Effective December 2000, the Company discontinued the CollegeWeb operations. (See Note 3. Discontinued Operations)

INVINO

In October 1999, the Company acquired Invino pursuant to a merger agreement between the Company and Invino. The purchase price aggregating $9,000,000 is payable in the Company's common stock, of which $3,486,000 (167,358 shares) was paid at closing, based on the 30-day average share price prior to the payment date. The balance of the purchase price is payable in the Company's common stock in quarterly installments of $500,000 through September 30, 2000 and quarterly installments of $375,000 from December 31, 2000 through December 31, 2002. Through June 30, 2001, the Company issued an additional 1,085,731 shares valued at approximately $2,648,000 in connection with the quarterly installments. The aggregate purchase price was recorded in October 1999, and the deferred purchase price included in the accompanying balance sheet represents the unpaid portion. For accounting purposes, the value of the shares issued and to be issued has been and will be determined on the three-day average trading price one day before and one day after the date of issuance. Any differences between the use of the 30-day and three-day average trading prices will be accounted for as an adjustment to the purchase price. The aggregate purchase price of $8,594,000, including acquisition costs, was recorded as excess of cost over net assets acquired. Effective December 2000, the Company discontinued the Invino operations. (See Note 3. Discontinued Operations)

SIXDEGREES

In January 2000, the Company acquired sixdegrees pursuant to a merger agreement between the Company and sixdegrees. The Company issued 2,742,536 shares of common stock and 999,957 shares of convertible preferred stock valued at $110,715,000, or approximately $29.583 per share, the current three-day average price per share when the merger was announced in December 1999. The convertible preferred stock was converted into common stock in March 2000. The Company also exchanged 640,979 of its options and warrants for 7,722,643 of sixdegrees' options and warrants valued at approximately $12,850,000. The aggregate purchase price of $125,369,000, including acquisition costs, exceeded the net assets acquired by $114,727,000, which was recorded as excess of cost over net assets acquired. Effective December 2000, the Company discontinued the operations of sixdegrees. (See Note 3. Discontinued Operations).

COMMONPLACES

In November 1998, the Company acquired 5,000,000 common units in CommonPlaces in exchange for providing media and marketing services having an aggregate value of $15,000,000 over a four year period commencing upon the initial public launch campaign promoting CommonPlaces' business, but not later than August 31, 1999. Twenty-five percent of the common units initially acquired by the Company, or 1,250,000 common units, were not subject to vesting and no additional performance of services by the Company was necessary with respect to those units.

The Company did not assign a value to the initial 1,250,000 common units that vested immediately because of the start-up nature of CommonPlaces' business and the related uncertainty surrounding it. It was the Company's intention to record an investment proportionate to the cost of media and marketing services provided on an ongoing basis related to its $15,000,000 four-year commitment. This investment in CommonPlaces was accounted for using the equity method, under which the Company's share of losses of CommonPlaces was reflected in the accompanying statement of operations as on equity loss in investment.

For the period November 1998 through February 28, 2000, the Company provided $2,941,000 in media and marketing services to CommonPlaces. The Company's share of CommonPlaces' losses for the period from November 1998 through June 30, 1999 and July 1, 1999 through February 28, 2000 was approximately $2,300,000 and $7,488,000, respectively. The Company has limited the recognition of CommonPlaces' losses in its statement of operations for the period from July 1, 1999 through February 28, 2000 and the period from November 1998 to June 30, 1999 to $2,890,000 and $51,000, respectively, because it was not required to fund CommonPlaces' losses or to make additional capital contributions. For the period from July 1, 1999 through February 28, 2000, the Company recognized approximately $1,741,000 in license fee income and CommonPlaces recognized $1,741,000 in license fee expense.

In February 2000, CommonPlaces unit holders, excluding the Company, received 4,792,867 shares of the Company's common stock, valued at $78,934,000, or approximately $16.47 per share, the current three-day average price per share when the merger was first announced in June 1999. The Company issued 1,158,223 of its common stock options in exchange for 1,301,374 options in CommonPlaces' units valued at approximately $4,600,000. The aggregate purchase price of $92,276,000, including acquisition costs and the funding of CommonPlaces operating expenses of $7,463,000 through the date of the merger, exceeded the net assets acquired by $92,373,000 which was recorded as excess of cost over net assets acquired. Effective December 2000, the Company discontinued the operations of CommonPlaces. (See Note 3. Discontinued Operations)

TEEN.COM

In July 2000, the Company acquired Teen.com pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company, and Teen.com. Teen.com is a family-friendly Web destination for teens and is ranked as one of the top websites visited by 13 to 19 year-olds. The purchase price consisted of 944,000 shares of the Company's common stock, including 50,000 shares issued to the broker, valued at approximately $5,200,000 or approximately $5.53 per share, the then current market price.

The aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each of the acquisitions has been allocated to the assets acquired and the liabilities assumed based on their fair values at the respective date of each acquisition. Included in intangible assets is the excess of cost over the fair value of assets acquired and liabilities assumed. The results of operations of the businesses acquired are included in the Company's consolidated results of operations from the respective dates of acquisition.

The following unaudited pro forma information is presented as if the Company had completed the acquisition of Teen.com as of July 1, 2001 and 2000, respectively, and excludes those acquisitions that were discontinued (in thousands):

                                                                              Year ended June 30
                                                                           ------------------------
                                                                            2001             2000
                                                                           --------        --------
Net revenue .............................................................  $ 26,962        $ 29,584
Loss from continuing operations .........................................  $(33,273)       $(11,752)
Loss from continuing operations per basic and diluted common share ......  $  (1.13)       $  (0.53)

Weighted average common shares outstanding - basic and diluted ..........    29,368          22,055

The pro forma information above is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the respective periods.

In connection with the acquisitions of Invino and sixdegrees, the Company issued additional shares of common stock during the twelve months ended June 30, 2001.


6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                    Year ended June 30
                                                                                  -----------------------
                                                                                   2001            2000
                                                                                  -------         -------
Note Payable to Bank  (A) ......................................................  $ 1,072        $  1,739
Subordinated Notes - Private Placement (B) .....................................    5,000           5,000
Note Payable to Finance Company (C) ............................................    1,169           1,768
Subordinated Notes - Private Placement (D) .....................................   12,000          12,000
Subordinated Notes - Private Placement (E) .....................................    1,000               -
Other ..........................................................................        6               9
                                                                                  -------         -------
                                                                                   20,247          20,516
Less unamortized original issue discount attributed to subordinated notes ......      448             532
                                                                                  -------         -------
                                                                                   19,799          19,984
Less current portion ...........................................................    1,169           1,275
                                                                                  -------         -------
                                                                                  $18,630         $18,709
                                                                                  =======         =======

(A) This loan is secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by the Company. This loan is payable in equal monthly installments, commencing in February 1998, over a maximum of six years. Interest is payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one-month maturity.

The Borrowers are also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. The balance of the interest rate agreement at June 30, 2001 was $722,222. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002. The fair value of the interest rate exchange agreement at June 30, 2001 was immaterial.

The Company was in violation of certain of its covenants as of June 30, 2001. The Company has obtained a waiver from the bank through March 31, 2002, and management believes that the Company will be in compliance after March 31, 2002.

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

(C) In March 2000, the Company issued a note to a finance company in the amount of $1,971,000. The note bears interest at the rate of 11.95% per annum and is payable in 36 equal monthly payments commencing in March 2000. The note is secured by certain equipment owned by the Company.

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

At June 30, 2000, the aggregate amounts of long-term debt due during the next five years are as follows (in thousands):

          Year ending June 30
          -------------------
                2002 ................  $ 1,169
                2003 ................      904
                2004 ................    5,174
                2005 ................   13,000
                                       -------
                                       $20,247
                                       =======

PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                 June 30
                                                        ----------------------
                                                          2001           2000
                                                        -------        -------
Network theater equipment ............................  $ 4,051         $4,486
Location based media equipment .......................      882            210
Furniture and office equipment .......................    6,278          6,099
Leasehold improvements ...............................      775            346
Building .............................................      488            488
Land .................................................      130            130
                                                        -------        -------
                                                         12,604         11,759
Less accumulated amortization and depreciation .......   (5,787)        (3,594)
                                                        -------        -------
                                                        $ 6,817        $ 8,165
                                                        =======        =======

Property and equipment include assets under capital leases aggregating approximately $189,000 at June 30, 2001 and 2000. The accumulated amortization related to assets under capital leases is approximately $96,000 and $33,000 at June 30, 2001 and 2000, respectively.


8.  INCOME TAXES

At June 30, 2001, the Company had a net operating loss carryforward for income tax purposes of approximately $82,347,000 that expires from 2013 through 2021. The use of this net operating loss in future years may be restricted under
Section 382 of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of approximately $30,701,000 has been recognized to offset the net deferred tax asset principally related to this carryforward. The valuation allowance increased by approximately $9,803,000 and $11,674,000 for the years ended June 30, 2001 and 2000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2001 are as follows: (in thousands)

                                                               June 30
                                                       ----------------------
                                                         2001           2000
                                                       -------        -------
     Net operating loss carryforwards ...............  $32,856        $20,492
     Other ..........................................   (2,155)           406
                                                       -------        -------
     Total deferred tax assets ......................   30,701         20,898
     Valuation allowance ............................  (30,701)       (20,898)
                                                       -------        -------
     Net deferred tax asset .........................  $    --        $    --
                                                       =======        =======

No federal tax provision has been provided for the years ended at June 30, 2001 and 2000 due to the significant losses incurred to date. A current state tax provision has been provided for at June 30, 2001 and 2000 in the amount of $275,000 and $493,000 respectively. These taxes are primarily based on net assets and net revenues.


9.  STOCKHOLDERS' EQUITY

In December 1995, the Company granted to certain consultants an option to purchase 552,560 shares of common stock at an exercise price of $1.58 per share, which expires in December 2005. The Company, in years ended June 30, 2000 and 1999 respectively, issued 460,280 and 92,000 shares of the common stock in connection with the exercise of such options.

The Company issued 2,645,000 warrants at the time of its initial public offering in April 1996. Each of the warrants entitled the registered holder to purchase one share of the Company's common stock for $5.00, subject to adjustment in certain circumstances, at any time until April 2, 2001. In December 1997, the Company issued 12,000 shares of common stock upon exercise of warrants. In January 1999, the remaining 2,633,000 warrants were exercised resulting in net proceeds to the Company of approximately $13,200,000.

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

In connection with the sale of 1,015,873 shares of the Company's common stock in June 1997, the Company issued 150,000 warrants to an investment bank. Such warrants have an exercise price of $4.50 and expired in December 2000. In January and February 1999, the Company issued 112,562 shares of its common stock in exchange for these warrants in cashless transactions.

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

In connection with certain earnout contingencies related to the American Passage acquisition in September 1996, the Company issued 75,000 options, each of which entitled the holder to purchase one share of the Company's common stock for $2.627. The value of such options of $1,062,000 was recorded as additional purchase price. In November 1999, the Company issued 75,000 shares of its common stock in connection with the exercise of such options.

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

For the twelve months ended June 30, 2001, options were exercised resulting in the issuance of 45,848 shares of common stock and net proceeds to the Company of $127,000.

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2 million. As of June 30, 2001, the Company purchased, on the open market, 143,000 shares at a cost of $239,000.

Securities for issuance of common stock excluded from diluted earnings per share due to their antidilutive effect are as follows:

                                                     As of June 30
                                        -------------------------------------
                                          2001           2000          1999
                                        ---------      ---------    ---------
Stock options ......................... 3,942,021      3,595,547    1,249,000
Common stock purchase warrants ........ 1,462,000      1,402,000      890,000

10.  STOCK OPTION PLANS

In February 2000, the Company adopted the YouthStream 2000 Stock Option Plan (the "2000 Plan") in order to grant employees providing services to the Company incentive stock options. The 2000 Plan allows for the granting of options to purchase up to 5,000,000 shares of the Company's common stock. All option plans of the Company in existence at the formation of the 2000 Plan were merged into the 2000 Plan. The terms of the options were not changed upon merging the Plans. The exercise price of the options granted was at fair market value on the date of the grant. Options generally vest over three years.

In October 2000, the Company granted a certain executive of the Company a non-qualified option to purchase up to 100,000 shares of the Company's common stock. The exercise price of the options granted was at fair market value on the date of the grant. The option vests over two years.

 The following table summarizes the Option Plan.

                                                                                Weighted
                                                                                 Average
                                                                Shares        Exercise Price
                                                             ----------       --------------
Options outstanding at June 30, 1998 .......................    529,000          $  4.39
Options granted ............................................    370,200            11.44
Options canceled ...........................................    (55,833)            6.10
Options exercised ..........................................    (55,000)            3.53
                                                             ----------          -------
Options outstanding at June 30, 1999 .......................    788,367          $  7.64
Options granted ............................................  3,985,255            14.35
Options canceled ...........................................   (758,389)           15.93
Options exercised ..........................................   (419,686)            4.17
                                                             ----------          -------
Options outstanding at June 30, 2000 .......................  3,595,547          $ 13.70
Options granted ............................................  2,123,820             2.35
Options canceled ........................................... (1,731,498)           15.10
Options exercised ..........................................    (45,848)            2.77
                                                             ----------          -------
Options outstanding at June 30, 2001 .......................  3,942,021          $  7.09
                                                             ==========          =======

Options exercisable at June 30, 2001 .......................  1,483,260
                                                             ==========
Options exercisable at June 30, 2000 .......................    629,939
                                                             ==========
Options available for future grant at June 30, 2001 ........    930,102
                                                             ==========

Information regarding the options outstanding under the Option Plan at June 30, 2001 is as follows:

                         Number of        Weighted-    Weighted-
  Exercise                Options          Average      Average                              Average
   Price                 Currently        Exercise    Contractual           Number          Exercise
   Range                Outstanding         Price        Life            Exercisable          Price
------------            -----------       ---------   -----------        -----------         -------
$0.78-1.09                 137,500         $ 0.93      9.7 years                 --              --
$1.25-1.88               1,375,929         $ 1.60      9.3 years            143,575          $ 1.84
$1.91-2.63                     557         $ 1.91      7.7 years                557          $ 1.91
$3.00-4.16                 660,591         $ 3.50      8.6 years            334,620          $ 3.50
$4.69-7.00                 891,456         $ 5.87      8.5 years            494,527          $ 5.76
$7.25-10.84                 62,322         $ 9.12      8.1 years             54,470          $ 9.31
$11.50-16.94               206,218         $13.00      7.7 years            152,522          $12.99
$17.38-25.75               294,098         $19.84      8.3 years            147,986          $20.00
$26.13-28.75               313,350         $28.69      8.7 years            155,003          $28.75
                         ---------                                        ---------          ------
                         3,942,021                                        1,483,260          $ 9.57
                         =========                                        =========          ======

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2001 and 2000:

                                                            June 30
                                              ----------------------------------
Assumption                                       2001         2000         1999
----------------------------------------      ---------     -------      -------
Risk-free interest rate .....................     4.99%       6.41%        5.08%
Dividend yield ..............................        0%          0%           0%
Volatility factor of the expected market
  price of the Company's common stock .......     1.223         .90         1.09
Average life ................................ 2.4 years     3 years      3 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $7,890,000 or $0.27 per share and $2,659,000, or $0.13 per share for the years ended June 30, 2001 and 2000, respectively.

The weighted average fair value of options granted during the years ended June 30, 2001, and 2000 was $1.49 and $8.10, respectively.


11.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company is obligated under capital leases for certain computer and office equipment that expire at various dates through September 2004 with interest ranging from 12% to 25%. Future minimum lease payments relating to office space under noncancelable operating leases and future minimum capital lease payments as of June 30, 2001 are as follows (in thousands):

                                                                         Capital      Operating
                                                                         Leases        Leases
                                                                         ------       ---------
Year ending June 30:
   2002 ................................................................ $1,015         $2,636
   2003 ................................................................    165          2,120
   2004 ................................................................     35          1,436
   2005 ................................................................      7          1,007
   2006 ................................................................     --            586
   Thereafter ..........................................................     --             --
                                                                         ------         ------
Total minimum lease payments ...........................................  1,222         $7,785
                                                                                        ======
   Less amount representing interest ...................................   (121)
                                                                         ------
   Present value of net minimum capital lease payments .................  1,101
   Less current installments of obligations under capital lease ........    911
                                                                         ------
   Obligations under capital leases, net of current installments ....... $  190
                                                                         ======

Rent expense from continuing operations was approximately $1,850,000, $1,281,000 and $669,000 for the years ended June 30, 2001, 2000 and 1999, respectively. At December 31, 2001, approximately $865,000 and $185,000 of short-term capital lease obligations and long-term capital lease obligations, respectively, were reclassified to current and long term liabilities of discontinued operations. These capital leases relate to obligations for which the Company is still liable, although the assets were written off as part of the discontinued operations of sixdegrees.

LITIGATION

In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, such legal matters will not have a material adverse effect on the financial position, results of the operations or cash flows of the Company.


12.  401(K) PLAN

During 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under this Plan are defined as all full-time employees with one year of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the Plan, subject to board approval. For the years ended June 30, 2001, 2000 and 1999, the amount of this matching expense was approximately $163,000, $74,000 and $41,000, respectively.


13.  SEGMENT INFORMATION

During the second quarter of fiscal year 2001, in connection with the decision to discontinue the Company's online segment, the Company revised its reporting of the remaining businesses. The Company's segments are now media and retail. The media segment represents the Company's media, marketing and promotional services provided to advertisers by NET, American Passage, Campus Voice, Beyond the Wall and Teen.com. The retail segment consists of on-campus and retail store poster sales provided by Trent. The segments for fiscal 2000 have been restated to reflect the Company's internal reorganization (in thousands). There was no retail segment in fiscal 1999.

                                           Year ended                     Year ended
                                         June 30, 2001                  June 30, 2000
                                 --------------------------------------------------------------
                                    Media    Retail     Total      Media    Retail     Total
                                  --------  --------   --------  --------   -------   --------
Net revenues ...................  $ 16,865  $ 10,027   $ 26,892  $ 20,560   $ 7,661   $ 28,221
Depreciation and amortization ..     4,804       683      5,487     2,930       570      3,500

Loss from operations ...........   (28,810)   (3,121)   (31,931)   (6,761)     (560)    (7,321)
                                  ========  ========   ========  ========   =======   ========
Capital expenditures ...........     1,097       698      1,795     1,968     1,270      3,238
                                 ==============================================================

                                              June 30, 2001                                  June 30, 2000
                                ---------------------------------------        ------------------------------------------
                                  Media           Retail          Total          Media           Retail          Total
                                --------        --------       --------        --------         -------       -----------
Identifiable assets ..........  $ 37,879        $ 10,827       $ 48,706        $ 75,481         $ 9,873       $ 85,354(a)

(a) June 30, 2000 excludes net non-current assets of discontinued operations.

14.  QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the two years ended June 30, 2001 (in thousands except per share data):

                                                               June 30,      March 31,    December      September
                                                                 2001          2001       31, 2000      30, 2000
                                                              ---------      --------    ---------      --------
Net revenues ...............................................  $   3,269      $  5,765    $   7,291      $ 10,567
Income (loss) from operations ..............................    (19,662)       (5,238)      (4,910)       (2,121)
Loss before provision for income taxes .....................    (20,015)       (5,641)      (5,168)       (2,145)
Loss from continuing operations ............................    (19,869)       (5,762)      (5,240)       (2,373)
Loss from discontinued operations ..........................         --            --      (15,767)      (24,839)
Income (loss) on disposal of discontinued operations .......      1,018            --     (164,971)           --

Net loss ...................................................  $ (18,851)     $ (5,762)   $(185,978)     $(27,212)
                                                              =========      ========    =========      ========
Per share of common stock basic and diluted
    Loss from continuing operations ........................  $   (0.67)     $  (0.20)   $   (0.18)     $  (0.08)
    Loss from discontinued operations ......................         --            --        (0.54)        (0.86)
    Loss on disposal of discontinued operations ............       0.03            --        (5.66)           --
                                                              ---------      --------    ---------      --------
Net loss ...................................................  $   (0.64)     $  (0.20)   $   (6.38)     $  (0.94)
                                                              =========      ========    =========      ========

Weighted average basic and diluted shares outstanding ......     29,438        29,481       29,172        28,897
                                                              =========      ========    =========      ========

                                                               June 30,      March 31,    December      September
                                                                 2000          2000       31, 1999      30, 1999
                                                              ---------      --------    ---------      --------
Net revenues ...............................................  $   4,190     $   7,069     $  6,601      $ 10,361
Income (loss) from operations ..............................     (5,636)       (1,031)      (1,000)          346
Loss before provision taxes ................................     (5,246)       (1,673)      (2,143)         (468)
Loss from continuing operations ............................     (5,555)       (1,765)      (2,187)         (516)
Income (loss) from discontinued operations .................    (25,235)      (14,780)          43           107
                                                              ---------      --------    ---------      --------
Net loss ...................................................  $ (30,790)    $ (16,545)    $ (2,144)     $   (409)
                                                              =========      ========    =========      ========
Per share of common stock basic and diluted
    Loss from continuing operations ........................  $   (0.20)    $   (0.08)    $  (0.12)     $  (0.04)
    Income (loss) from discontinued operations .............      (0.90)        (0.64)          --           0.01
                                                              ---------      --------    ---------      --------
Net loss ...................................................  $   (1.10)    $   (0.72)    $  (0.12)     $  (0.03)
                                                              =========      ========    =========      ========

Weighted average basic and diluted shares outstanding ......     27,936        23,091       17,584        15,929
                                                              =========      ========    =========      ========

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                YOUTHSTREAM MEDIA NETWORKS, INC.


                                  By: /s/ JAMES G. LUCCHESI
                                      ------------------------------
                                          JAMES G. LUCCHESI
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  August 31, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

     Signature                                        Title                                   Date
     ---------                                        -----                                   ----
/s/ JAMES G. LUCCHESI                President, Chief Executive Officer and             August 31, 2001
---------------------------          Director (Principal Executive Officer)
    JAMES G. LUCCHESI

/s/ IRWIN ENGELMAN                   Executive Vice President and Chief Financial       August 31, 2001
---------------------------          Officer (Principal Financial Officer and
    IRWIN ENGELMAN                   Principal Accounting Officer)

/s/ HARLAN D. PELTZ                  Chairman                                           August 31, 2001
---------------------------
    HARLAN D. PELTZ

/s/ HOWARD KLEIN                     Director                                           August 31, 2001
---------------------------
    HOWARD KLEIN

/s/ METIN NEGRIN                     Director                                           August 31, 2001
---------------------------
    METIN NEGRIN

/s/ DR. SIDNEY I. LIRTZMAN           Director                                           August 31, 2001
---------------------------
    DR. SIDNEY I. LIRTZMAN

/s/ BRUCE SLOVIN                     Director                                           August 31, 2001
---------------------------
    BRUCE SLOVIN

/s/ JONATHAN V. DIAMOND              Director                                           August 31, 2001
---------------------------
    JONATHAN V. DIAMOND

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        YOUTHSTREAM MEDIA NETWORKS, INC.


                                                                                         Additions
                                                                            Additions   Charged to
                                                              Balance at   Charged to      Other                   Balance at
                                                             Beginning of   Costs and    Accounts-   Deductions-     End of
                         Description                            Period      Expenses     Describe      Describe      Period
---------------------------------------------------------    ------------  ----------   ----------   -----------   ----------
Year ended June 30, 2001
    Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts .................     $404          --           --           $213         $191

Year Ended June 30, 2000
    Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts .................     $158         $246          --            --          $404

Year Ended June 30, 1999
    Reserves and allowances deducted from asset accounts:
      Allowance for uncollectible accounts .................     $137         $ 21          --            --          $158