Form 10-Q
period 2001-09-30
YOUTH STREAM MEDIA NETWORKS INC
filed 2001-11-14
CIK 1103926

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Yes    X      No
      ---

At November 5, 2001, there were 30,823,689 shares of Common Stock, $.01 par value outstanding.


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
                                                                                                              ------
ITEM 1       FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2001
                (UNAUDITED) AND JUNE 30, 2001..........................................................          1

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS
                ENDED SEPTEMBER 30, 2001 AND 2000......................................................          2

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS
                ENDED SEPTEMBER 30, 2001 AND 2000......................................................          3

             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - THREE
                MONTHS ENDED SEPTEMBER 30, 2001........................................................          4

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................          5

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................................................          9

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................         10

PART II--OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K................................................................         11

SIGNATURES.............................................................................................         12



                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        YOUTHSTREAM MEDIA NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        September 30,         June 30,
                                                                                            2001                2001
                                                                                        -------------       ------------
                                                                                         (Unaudited)
       Assets
       Current assets:
           Cash and cash equivalents .................................................     $ 12,546           $ 14,927

           Marketable debt securities, at amortized cost .............................        3,284              5,655
           Accounts receivable, net of allowance for doubtful accounts of $195
              and $191 at September 30, 2001 and June 30, 2001, respectively .........        4,303              2,585
           Inventories, net of allowance of $146 at September 30, 2001 and
              June 30, 2001 ..........................................................        3,209              2,606
           Other current assets ......................................................        1,137                628
                                                                                           --------           --------
       Total current assets ..........................................................       24,479             26,401

       Property and equipment, net of accumulated depreciation of $6,427
           and $5,787 at September 30, 2001 and June 30, 2001, respectively ..........        6,755              6,817
       Deferred financing costs, net of accumulated amortization of $1,297
           and $1,105 at September 30, 2001 and June 30, 2001, respectively ..........        3,183              3,375
       Goodwill, net of accumulated amortization of $2,861
           at September 30, 2001 and June 30, 2001 ...................................       11,943             10,785
       Restricted cash ...............................................................        1,328              1,328
                                                                                           --------           --------

       Total assets...................................................................     $ 47,688           $ 48,706
                                                                                           ========           ========

       Liabilities and stockholders' equity
       Current liabilities:
           Accounts payable ..........................................................       $2,526             $2,820
           Accrued employee compensation .............................................        1,416              2,018
           Other accrued expenses ....................................................        3,579              3,253
           Net current liabilities of discontinued
              operations .............................................................        2,411              3,078
           Deferred revenues .........................................................        1,875              1,751
           Current portion of deferred purchase price ................................        1,500              1,500
           Current portion capitalized lease obligations .............................           32                 46
           Current portion of long-term debt .........................................        1,371              1,169
                                                                                           --------           --------
       Total current liabilities .....................................................       14,710             15,635
       Net non-current liabilities of discontinued
          operations .................................................................           65                185
       Long-term debt ................................................................       18,166             18,630
       Capitalized lese obligations ..................................................           --                  5
       Other liabilities .............................................................          367                741

       Commitments and contingencies .................................................           --                 --

       Stockholders' equity:
           Preferred stock, $.01 par value, 5,000 shares authorized, no shares
              issued and outstanding .................................................           --                 --
           Common stock, $.01 par value, 100,000 shares authorized, 30,823 shares and 30,091 shares issued and outstanding at September 30, 2001
              and June 30, 2001, respectively ........................................          308                301
           Additional paid-in capital ................................................      329,983            329,097
           Accumulated deficit .......................................................     (315,373)          (315,649)
           Treasury stock, 408 shares and 143 shares at September 30, 2001
              and June 30, 2001, respectively ........................................         (538)              (239)
                                                                                           --------           --------
       Total stockholders' equity ....................................................       14,380             13,510
                                                                                           --------           --------
       Total liabilities and stockholders' equity ....................................     $ 47,688           $ 48,706
                                                                                           ========           ========



            See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  Three months ended
                                                                     September 30,
                                                                ----------------------
                                                                  2001          2000
                                                                  ----          ----

Net revenues ...............................................    $12,810     $  10,567
Operating expenses:
     Cost of sales, including depreciation
        of $526 and $453 in 2001 and 2000, respectively ....      4,099         4,042
     Selling, general and administrative expenses ..........      6,418         6,155
     Corporate expenses ....................................      1,277         1,628
     Depreciation and amortization .........................        114           863
                                                                -------     ---------
Total operating expenses ...................................     11,908        12,688
                                                                -------     ---------
Income (loss) from operations ..............................        902        (2,121)

Interest income ............................................        184           747
Other income ...............................................         --            24
Interest expense ...........................................       (774)         (795)
                                                                -------     ---------
Income (loss) before provision for income taxes ............        312        (2,145)
Provision for income taxes .................................         36           228
                                                                -------     ---------
Income (loss) from continuing
   operations  .............................................        276        (2,373)
Loss from discontinued operations ..........................         --       (24,839)
                                                                -------     ---------
Net income (loss) ..........................................    $   276     $ (27,212)
                                                                =======     =========


Per share of common stock basic:
    Income (loss) from continuing operations ...............    $  0.01     $   (0.08)
    Loss from operation of discontinued
       operations ..........................................         --         (0.86)
                                                                -------     ---------
Net income (loss) per basic common share ...................    $  0.01     $   (0.94)
                                                                =======     =========

Per share of common stock diluted:
    Income (loss) from continuing operations ...............    $  0.01     $   (0.08)
    Loss from operation of discontinued
       operations ..........................................         --         (0.86)
                                                                -------     ---------
Net income (loss) per basic common share ...................    $  0.01     $   (0.94)
                                                                =======     =========

Weighted average basic common
   shares outstanding ......................................     29,922        28,897
                                                                =======     =========
Weighted average diluted common
   shares outstanding ......................................     30,027        28,897
                                                                =======     =========




            See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Three months ended
                                                                                    September 30,
                                                                                -------------------
                                                                                  2001       2000
                                                                                -------    --------
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss) ...................................................    $   276    $(27,212)
       Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
           Loss from discontinued operations ...............................       --        24,839
           Depreciation and amortization ...................................        640       1,316
           Bad debt expense ................................................          4         121
           Net change in assets and liabilities of discontinued operations..       (787)    (12,044)
           Amortization of deferred financing costs ........................        192         183
           Amortization of original issue discount on Subordinated Notes ...         29          29
           Deferred rent ...................................................          1           1
           Gain on disposal of equipment ...................................       --           (24)
           Other ...........................................................        (40)       --
           Changes in assets and liabilities, net of acquisitions:
             Accounts receivable ...........................................     (1,722)       (516)
             Inventories ...................................................       (603)         75
             Other current assets ..........................................       (509)      7,652
             Accounts payable ..............................................       (294)        544
             Accrued employee compensation .................................       (602)       (624)
             Other accrued expenses ........................................       (274)        223
             Deferred revenues .............................................        124         274
                                                                                -------    --------
       Net cash used in operating activities ...............................     (3,565)     (5,163)

       CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures ..............................................       (543)        (10)
         Proceeds from sale of equipment ...................................       --            37
         Proceeds from marketable debt securities upon maturity ............      2,371       3,696
         Other assets ......................................................       --          (127)
         Payment for business acquisitions (net of cash acquired) ..........       --          (126)
                                                                                -------    --------
       Net cash provided by investing activities ...........................      1,828       3,470

       CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from sale of common stock and exercise
            of warrants and options ........................................       --           127
         Repurchase of common stock ........................................       (299)       --
         Net proceeds from issuance of warrants in connection with long-term       --            35
            debt
         Repayment of capitalized lease obligations ........................        (19)       (203)
         Proceeds from long-term debt ......................................       --           965
         Repayment of long-term debt .......................................       (326)       (310)
                                                                                -------    --------
       Net cash (used in) provided by financing activities .................       (644)        614
                                                                                -------    --------

       Decrease in cash and cash equivalents ...............................     (2,381)     (1,079)

       Cash and cash equivalents at beginning of period ....................     14,927      18,232
                                                                                -------    --------

       Cash and cash equivalents at end of period ..........................    $12,546    $ 17,153
                                                                                =======    ========

       SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest ............................................    $   553    $    660
                                                                                =======    ========
         Cash paid for income taxes ........................................    $    16    $     89
                                                                                =======    ========

       NONCASH FINANCING ACTIVITIES:
         Issuance of common stock in connection with acquisitions ..........    $   893    $  5,514
                                                                                =======    ========
         Issuance of warrants in connection with long-term debt ............    $  --      $    162
                                                                                =======    ========
         Debt issued in connection with purchase of fixed asset ............    $    35    $   --
                                                                                =======    ========
         Accrued earn-out...................................................    $   600    $   --
                                                                                =======    ========


            See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JUNE 30, 2001 TO SEPTEMBER 30, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                       Common Stock       Additional
                                                  ---------------------     Paid-in       Accumulated     Treasury
                                                     Shares      Amount     Capital          Deficit        Stock        Total
                                                  -----------------------------------------------------------------------------
Balances at June 30, 2001 .....................      30,091       $301      $329,097       $(315,649)       $(239)      $13,510
Issuance of common stock in connection with
   acquisition of Invino ......................         274          3           332              --           --           335

Issuance of common stock in connection with
   acquisition of Trent .......................         458          4           554              --           --           558

Stock repurchase ..............................          --         --            --              --         (299)         (299)
Net income ....................................          --         --            --             276           --           276
                                                  -----------------------------------------------------------------------------
Balances at September 30, 2001 ................      30,823       $308      $329,983      $(315,373)       $(538)       $14,380
                                                  =============================================================================




            See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Company's Form 10-K for the fiscal year ended June 30, 2001.

2. DISCONTINUED OPERATIONS

In December 2000, the Company announced its decision to discontinue its online segment, including the operations of its sixdegrees subsidiary and exit its Application Service Provider ("ASP") business. The ASP business included the technology that was acquired and further developed by CommonPlaces, CollegeWeb and Invino. The Company determined that the ASP business was not aligned with its long-term vision and strategy. The Company shut down its sixdegrees website on December 30, 2000, and final disposal of the ASP business occurred prior to June 30, 2001. In connection with the discontinuance of these businesses, the Company incurred a one-time charge of $164 million, related primarily to the write-off of goodwill, and also including other net assets and an accrual for estimated losses during the phase-out period. The discontinuation of sixdegrees and the disposal of the ASP business represent the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations have been classified as discontinued and prior periods have been restated.

Net revenues and loss from discontinued operations for the three month period ended September 30, 2000 are as follows (in thousands):

Net revenues                                              $    219
                                                          =========
Loss from discontinued operations                         $(24,839)
                                                          =========


3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill previously recorded in the Company's financial statements is affected by the provisions of SFAS No. 142. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. The Company elected early adoption of SFAS No. 142 in the first quarter of fiscal year 2002. As defined by SFAS No. 142, the Company identified two reporting units which constitute components of the Company's business. The Company is required to complete, within six months from the date of adoption, a transitional impairment test that requires a fair value determination as of July 1, 2001. As of September 30, 2001 the Company has not performed the transitional impairment test, however it does not expect any impairment loss as a result of such test.

Had the Company accounted for its goodwill under SFAS 142 for all periods presented, the Company's net income (loss) and earnings (loss) per share would have been as follows (in thousands except per share amounts):


                                                Three months ended
                                                   September 30,
                                              -----------------------
                                                2001           2000
                                              -----------------------
            Reported net income (loss) .....   $ 276         $(27,212)
            Add back goodwill amortization..     --          $ 18,864
                                               -----         --------
            Adjusted net income (loss) .....   $ 276         $ (8,348)
                                               =====         ========
            Basic Earnings Per Share:
            Reported net income (loss) .....   $0.01         $  (0.94)
            Goodwill amortization ..........     --              0.65
                                               -----         --------
            Adjusted net income (loss) .....   $0.01         $  (0.29)
                                               =====         ========
            Diluted Earnings Per Share:
            Reported net income (loss) .....   $0.01         $  (0.94)
            Goodwill amortization ..........     --              0.65
                                               -----         --------
            Adjusted net income (loss) .....   $0.01         $  (0.29)
                                               =====         ========


4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                            September 30
                                                                                       2001               2000
                                                                                     --------           --------
Note Payable to Bank (A) .........................................................   $   906            $ 1,072
Subordinated Notes - Private Placement (B) .......................................     5,000              5,000
Note Payable to Finance Company (C) ..............................................     1,009              1,169
Subordinated Notes - Private Placement (D) .......................................    12,000             12,000
Subordinated Notes - Private Placement (E) .......................................     1,000              1,000
Other ............................................................................        40                  6
                                                                                     -------            -------
                                                                                      19,955             20,247
Less unamortized original issue discount attributed to subordinated notes ........       418                448
                                                                                     -------            -------
                                                                                      19,537             19,799
Less current portion .............................................................     1,371              1,169
                                                                                     -------            -------
                                                                                     $18,166            $18,630
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

The Borrowers are also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The interest rate exchange agreement terminates in June 2002. The fair value of the interest rate exchange agreement at September 30, 2001 was immaterial.

The Company was in violation of certain of its covenants as of September 30, 2001. The Company has obtained a waiver from the bank through March 31, 2002, and management believes that the Company will be in compliance after March 31, 2002.

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

5. STOCKHOLDER'S EQUITY

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2 million. As of September 30, 2001, the Company purchased, on the open market, 408,000 shares at a cost of $538,000.

In May 2001, the Company approved a Voluntary Stock Option Exchange Program to be carried out under the Company's 2000 Stock Incentive Plan ("the Plan"). Employees were given the option to exchange all or a portion of their options on July 20, 2001 which had an exercise price equal to or greater than $9.00. In exchange, employees are eligible to receive, six months and one day after cancellation on July 20, 2001, new options for 80% of the number of shares covered by the cancelled options, with an exercise price equal to the fair market value of the Company's stock on the date of new grant, January 21, 2001. On July 20, 2001, 743,800 options were cancelled and are subject to re-issuance on January 21, 2002.

The July 1999 Trent acquisition agreement provided for additional consideration for the purchase contingent upon Trent meeting certain targets as defined in the merger agreement. Accordingly, those targets were met and at September 30, 2001 the Company issued 458,000 shares of the Company's common stock, valued at $558,000, and accrued for a $600,000 payment in cash to be paid subsequently. The additional purchase price of $1,158,000 was recorded as additional goodwill.

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

                                             Three months ended                           Three months ended
                                             September 30, 2001                           September 30, 2000
                                     ---------------------------------------     ---------------------------------------
                                        Media          Retail         Total          Media          Retail        Total
                                     ----------      ---------      --------      ----------      ---------     --------
Net revenues ......................   $ 4,689          $8,121       $12,810        $ 4,052         $6,515        $10,567
Depreciation and
   amortization ...................       542              98           640          1,153            163          1,316
Income (loss) from operations .....    (1,923)          2,825           902         (4,099)         1,978         (2,121)
Capital expenditures ..............        54             489           543             --             10             10

                                              September 30, 2001                                June 30, 2001
                                     ---------------------------------------     ---------------------------------------
                                        Media          Retail         Total          Media          Retail        Total
                                     ----------      ---------      --------      ----------      ---------     --------
Identifiable assets ................  $18,199        $ 15,351       $33,550        $20,497        $10,827        $31,324
Corporate...........................     --              --          14,138           --             --           17,382
                                      -------        --------       -------        -------        -------        -------
Total assets........................  $18,199        $ 15,351       $47,688        $20,497        $10,827        $48,706
                                      =======        ========       =======        =======        =======        =======


6. EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted weighted average shares for the periods indicated.

                                                                       Three Months Ended
                                                                          September 30,
                                                                ----------------------------------
                                                                     2001               2000
                                                                ---------------     --------------
                Basic:
                   Weighted average shares outstanding ......       29,922             28,897

                                                                ===============     ==============

                Diluted:
                   Weighted average shares outstanding ......       29,922             28,897
                   Common equivalent shares from
                      stock options .........................          105               --
                                                                ---------------     --------------
                Totals ......................................       30,027             28,897
                                                                ===============     ==============


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

The Company's consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the Company's online segment. The Company revised its reporting segments from online and offline to media and retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three months ended September 30, 2001 (unaudited) to the three months ended September 30, 2000 (unaudited).

RESULTS OF OPERATIONS
(in Thousands)

Youthstream's revenue consists of revenues generated from its two segments, media and retail. Our media segment includes revenues from event marketing, proprietary events, on campus theater events, media planning and buying in campus publications and out-of-home media, such as campus billboards. Our retail segment derives its revenues from the sale of decorative wall posters, targeting teens and young adults, through our on-campus sales events, retail stores and internet sales.

In fiscal 2001, the Company closed its HotStamp cities program and Beyond the Wall catalog. In order to make the comparison of quarterly results for the three months ended September 30, 2001 vs. the three months ended September 30, 2000 more meaningful, adjustments for the HotStamp cities program and Beyond the Wall catalog have been made to the three month period ended September 30, 2000 and, as such, their revenues were excluded from adjusted revenue. The following table represents adjusted revenues (in thousands).


                                                                     Three months ended
                                                                        September 30,
                                                                --------------------------
                                                                    2001            2000
                                                                -----------      ---------

         Revenues as stated in the Financial Statements .....     $ 12,810         $10,567

         HotStamp  Cities  Program  and  Beyond the Wall
         Catalog ............................................         --            (1,080)
                                                                -----------      ---------
         Adjusted Revenues                                        $ 12,810         $ 9,487
                                                                ===========      ==========


Adjusted revenues increased 35% to $12,810 for the quarter ended September 30, 2001 from $9,487 for the quarter ended September 30, 2000. Revenue growth was attributable to a 58% increase in the media segment to $4,689 and a 25% increase in the retail segment to $8,121 for the quarter ended September 30, 2001. Media revenues increased primarily because of increased sales in the event marketing business. Revenue growth in the Company's retail segment was primarily attributable to the increase in the number of stores in operation, same store sales growth and a price increase in the beginning of fiscal year 2002. Although the Company reported increased revenues for the quarter ended September 30, 2001, sales from both our media and retail segments were negatively impacted by the September 11, 2001 events.

Cost of sales consists of the cost of decorative wall posters sold in our retail segment, printing, freight, production, product costs and depreciation of equipment associated with our media segment.

Cost of sales as a percentage of revenues declined from 38% for the first three months of fiscal 2000 to 32% in the first three months of fiscal 2001. Cost of sales increased slightly for the three months ended September 30, 2001 to $4,099 from $4,042 for the three months ended September 30, 2000. The increase of $57 was due to an increase of $104 in the retail segment offset by a $47 decrease in the media segment. The media segment decreased $47 due to increased business in event marketing of $750 offset by a $797 decrease related to the closing of the Company's HotStamp cities program and the Beyond the Wall catalog. The retail segment increased $104 due to increased revenues.

For the three months ended September 30, 2001, selling, general and administrative expenses were $6,418 or 50% of revenues as compared to $6,155 or 58% of revenues for the three months ended September 30, 2000. The increase of $263 was due to the combination of increased rent, occupancy and personnel expense of approximately $470 due to increased store openings and hiring additions to the management team. This was offset by a decrease of bad debt expense approximately $207 due to implementation of new credit policies.

For the three months ended September 30, 2001, corporate expenses were $1,277 or 10% of revenues as compared to $1,628 or 15% of revenues for the three months ended September 30, 2000. The decrease of $351 was primarily due to cost cutting measures.

For the three months ended September 30, 2001, depreciation and amortization expenses were $640 ($526 in Cost of Sales) as compared to $1,316 ($453 in Cost of Sales) for the three months ended September 30, 2000. The decrease of $676 was due to the implementation of FAS 142, which no longer requires that goodwill be amortized, and the write-down of goodwill relating to Teen.com, HotStamp and Beyond the Wall Catalog in the fourth quarter of fiscal 2001.

For the three months ended September 30, 2001, interest income was $184 as compared to $747 for the three months ended September 30, 2000. The decrease of $563 was due to lower cash balances and declining interest rates.

For the three months ended September 30, 2001, interest expense was $774 as compared to $795 for the three months ended September 30, 2000. The decrease of $21 was due to the reduction of long-term debt.

For the three months ended September 30, 2001, there was no loss from discontinued operations as compared to $24,839 for the three months ended September 30, 2000. The loss from discontinued operations represents the net loss of the online segment prior to the December 2000 measurement date. For the three months ended September 30, 2000, loss from discontinued operations primarily represents amortization of goodwill and depreciation of $18,214 and operating expenses of $6,844 offset by revenues of $219.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $3.6 million of cash in operating activities for three months ended September 31, 2001, primarily to fund its working capital and discontinued operations. The Company funded its operations with cash generated by the sale of investments in marketable debt securities.

As of September 30, 2001, the Company had approximately $12.5 million in cash and equivalents. The Company believes that such amounts plus an additional amount of $3.3 million, which represents investments in marketable debt securities with maturities of less than one year, will be sufficient to fund working capital, including debt service and interest expense, at least through the period ending September 30, 2002. In the event that the Company's plans and assumptions for each of its operations, with regard to the Company's ability to fund operations, working capital, capital expenditures and debt repayments, prove to be inaccurate, the Company could be required to seek additional financing. The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control. The Company may also seek additional debt or equity financing to develop or acquire additional businesses or conduct retail expansion or to fund its operations. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's stockholders.

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

The Company currently projects over thirty-five percent increase in revenues in fiscal year 2002 in both the media and retail segments. Growth in the media segment is expected to be broad based but driven primarily by event marketing activities. These projections assume improvement in the advertising market and continued growth in the Company's retail operations, among other things. The retail segment revenue growth is comprised of same store year-over-year growth, new store openings and price increases for the campus sales events. The Company also projects earnings before interest, taxes, depreciation and amortization ("EBITDA") to be positive in the full fiscal year 2002 due to projected increase in revenues, as well as projected improvements in operating margins. The Company previously projected that EBITDA improvement during fiscal year 2002 was expected to reduce cash consumption below $7.0 million during the fiscal year including an expected $3.0 million of capital investments in the business. The Company currently projects that, while its cash consumption is likely to exceed $7.0 million during fiscal year 2002, (including an expected $3 million of capital expense) it will still have a substantial cash reserve at the end of the year to fund future growth. The change in estimated cash consumption is related to cash used to purchase shares of the Company's common stock under the Company's repurchase program, an asset purchase relating to the event marketing division and improved estimates relating to cash needs of the Company's continued and discontinued operations. The Company currently expects a net loss of less than $10.0 million during fiscal year 2002. The Company projects that it will sustain its revenue growth momentum through fiscal year 2003, which should result in improved EBITDA, sufficient to generate positive cash flow and positive net income in fiscal year 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our accounts receivable are subject, in the normal course of business to collection risks. We regularly assess these risks and have established policies on business practices to protect against the adverse effects of collections risks.

Interest Rate Risk

Our investments are classified as cash and cash equivalent and debt securities with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by us.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

       Form 8k was filed with the Securities and Exchange Commission by the Company on August 21, 2001, attaching a transcript of the Company's fourth quarter and year-ending June 30, 2001 conference call.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November  ___, 2001

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