Form 10-Q
period 2001-12-31
YOUTH STREAM MEDIA NETWORKS INC
filed 2002-02-13
CIK 1103926

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 2001

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

Yes _X_  No___

At February 1, 2002, there were 31,107,000 shares of Common Stock, $.01 par value outstanding.

================================================================================

                        YouthStream Media Networks, Inc.
                                    Form 10-Q
                                      Index

                                                                           Page
PART I--FINANCIAL INFORMATION                                             Number
                                                                          ------
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - December 31, 2001
           (unaudited) and June 30, 2001.....................................  1

        Unaudited Condensed Consolidated Statements of Operations - three and six months ended December 31, 2001 and 2000.......................  2

        Unaudited Condensed Consolidated Statements of Cash Flows - six months ended December 31, 2001 and 2000..................................  3

        Unaudited Consolidated Statement of Stockholders' Equity - six months ended December 31, 2001...........................................  4

        Notes to condensed consolidated financial statements.................  5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 10

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................... 11

Signatures................................................................... 12

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                          December 31,   June 30,
                                                                              2001         2001
                                                                          -----------   ---------
                                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ..........................................   $   6,503    $  14,927
    Marketable debt securities, at amortized cost ......................       2,774        5,655
    Accounts receivable, net of allowance for doubtful accounts of $171
       at December 31, 2001 and June 30, 2001, respectively ............       4,611        2,461
    Inventories, net of allowance of $164 and $146 at December 31, 2001
       and June 30, 2001, respectively .................................       3,937        2,606
    Other current assets ...............................................       1,082          627
                                                                           ---------    ---------
Total current assets ...................................................      18,907       26,276

Property and equipment, net of accumulated depreciation of $5,664
    and $5,787 at December 31, 2001 and June 30, 2001, respectively ....       6,446        6,612
Assets from discontinued operations ....................................                      330
Deferred financing costs, net of accumulated amortization of $1,489
    and $1,105 at December 31, 2001 and June 30, 2001, respectively ....       2,991        3,375
Intangibles, net of accumulated amortization of $2,861
    at December 31, 2001 and June 30, 2001 .............................      12,193       10,785
Restricted cash ........................................................       1,328        1,328
                                                                           ---------    ---------

Total assets ...........................................................   $  41,865    $  48,706
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...................................................   $   2,326    $   2,723
    Accrued expenses ...................................................       3,722        5,066
    Current liabilities of discontinued operations .....................       2,613        3,381
    Deferred revenues ..................................................       1,742        1,750
    Deferred purchase price ............................................       1,125        1,500
    Current portion capitalized lease obligations ......................          15           46
    Current portion of long-term debt ..................................       1,469        1,169
                                                                           ---------    ---------
Total current liabilities ..............................................      13,012       15,635
Non-current liabilities of discontinued operations......................          52          185
Long-term debt .........................................................      17,792       18,630
Other liabilities ......................................................         369          746

Commitments and contingencies ..........................................          --           --

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized, no shares
       issued and outstanding ..........................................          --           --
    Common stock, $.01 par value, 100,000 shares authorized, 31,107 shares and 30,091 shares issued and outstanding at December 31,
       2001 and June 30, 2001, respectively ............................         311          301
    Additional paid-in capital .........................................     330,338      329,097
    Accumulated deficit ................................................    (319,179)    (315,649)
    Treasury stock, 607 shares and 143 shares at December 31, 2001
       and June 30, 2001, respectively .................................        (830)        (239)
                                                                           ---------    ---------
Total stockholders' equity .............................................      10,640       13,510
                                                                           ---------    ---------
Total liabilities and stockholders' equity .............................   $  41,865    $  48,706
                                                                           =========    =========


            See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                     Three months ended         Six months ended
                                                         December 31,             December 31,
                                                   ----------------------    ----------------------
                                                        2001         2000         2001         2000
                                                   ---------    ---------    ---------    ---------
Net revenues ...................................   $   8,026    $   6,968    $  20,710    $  17,284
Cost of sales ..................................       3,782        3,169        7,740        7,367
                                                   ---------    ---------    ---------    ---------
     Gross profit ..............................       4,244        3,799       12,970        9,917
     Selling, general, administrative and
       corporate expenses ......................       6,441        7,023       13,850       13,619
     Depreciation and amortization .............         224          487          338        1,868
                                                   ---------    ---------    ---------    ---------
Loss from operations ...........................      (2,421)      (3,711)      (1,218)      (5,570)
Interest income ................................         126          552          310        1,300
Other income ...................................        --            (14)        --             10
Interest expense ...............................        (760)        (796)      (1,534)      (1,592)
                                                   ---------    ---------    ---------    ---------
Loss before provision for income taxes .........      (3,055)      (3,969)      (2,442)      (5,852)
Provision for income taxes .....................          38           72           74          300
                                                   ---------    ---------    ---------    ---------
Loss from continuing operations ................      (3,093)      (4,041)      (2,516)      (6,152)
     Loss from discontinued operations .........        (365)     (16,966)        (666)     (42,067)
     Loss on disposal of discontinued operations        (348)    (164,971)        (348)    (164,971)
                                                   ---------    ---------    ---------    ---------
Net loss .......................................   $  (3,806)   $(185,978)   $  (3,530)   $(213,190)
                                                   =========    =========    =========    =========
Per share of common stock basic and diluted
    Loss from continuing operations ............   $   (0.10)   $   (0.14)   $   (0.08)   $   (0.21)
    Loss from discontinued operations ..........       (0.02)       (0.58)       (0.03)       (1.45)
    Loss on disposal of discontinued operations        (0.01)       (5.66)       (0.01)       (5.68)
                                                   ---------    ---------    ---------    ---------
Net loss per basic and diluted common share ....   $   (0.13)   $   (6.38)   $   (0.12)   $   (7.34)
                                                   =========    =========    =========    =========
Weighted average basic and diluted common
    shares outstanding .........................      30,270       29,172       30,092       29,034
                                                   =========    =========    =========    =========


            See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                          Six months ended
                                                                             December 31,
                                                                        ----------------------
                                                                           2001         2000
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................   $  (3,530)   $(213,190)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Loss from discontinued operations ...............................         666       42,067
    Loss on disposal of discontinued operations .....................         348      164,971
    Net change in assets and liabilities of discontinued operations .      (1,882)     (10,749)
    Bad debt expense ................................................                     (147)
    Depreciation and amortization ...................................       1,273        2,736
    Gain on sale of equipment .......................................                       (9)
    Amortization of deferred financing costs ........................         384          425
    Deferred rent ...................................................           3            4
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable ...........................................      (2,150)      (1,295)
      Inventory .....................................................      (1,331)          (2)
      Other current assets ..........................................        (455)       2,677
      Accounts payable ..............................................        (397)        (365)
      Accrued expenses ..............................................      (1,344)        (650)
      Deferred revenues .............................................          (8)       1,001
                                                                        ---------    ---------
Net cash used in operating activities ...............................      (8,423)     (12,526)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..............................................        (867)        (865)
  Proceeds from sale of equipment ...................................                       37
  Sale of investments in marketable debt securities .................       2,881        5,152
  Other assets ......................................................        (250)          58
  Payment for business acquisitions (net of cash acquired) ..........        (600)         (99)
                                                                        ---------    ---------
Net cash provided by investing activities ...........................       1,164        4,283

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock and exercise of warrants and
    options .........................................................          --          162
  Common stock repurchase ...........................................        (591)          --
  Repayment of capitalized lease obligations ........................         (36)        (149)
  Proceeds from long-term debt ......................................          --          965
  Repayment of long-term debt .......................................        (538)        (626)
                                                                        ---------    ---------
Net cash (used in) provided by financing activities .................      (1,165)         352
                                                                        ---------    ---------
Decrease in cash and cash equivalents ...............................      (8,424)      (7,891)
Cash and cash equivalents at beginning of period ....................      14,927       18,232
                                                                        ---------    ---------
Cash and cash equivalents at end of period ..........................   $   6,503    $  10,341
                                                                        =========    =========
Supplemental cash flow information:
  Cash paid for interest ............................................   $     595    $   1,538
                                                                        =========    =========
  Cash paid for income taxes ........................................   $     189    $     142
                                                                        =========    =========
Noncash financing activities:
  Issuance of warrants in connection with long-term debt ............          --          162
                                                                        =========    =========
  Issuance of common stock in connection with acquisitions ..........   $   1,251    $   5,886
                                                                        =========    =========


            See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the period June 30, 2001 to December 31, 2001
                                 (In thousands)
                                   (Unaudited)


                                                      Common Stock
                                                -------------------------   Additional     Accumulated    Treasury
                                                     Shares     Amount    Capital Paid-in    Deficit        Stock        Total
                                                --------------------------------------------------------------------------------
Balances at June 30, 2001 .....................      30,091     $  301       $329,097      $ (315,649)      $ (239)     $ 13,510
Issuance of common stock in connection with
   acquisition of Invino ......................         558          6            687              --           --           693
Issuance of common stock in connection with
   acquisition of Trent .......................         458          4            554              --           --           558
Stock repurchase ..............................          --         --             --              --         (591)         (591)
Net loss ......................................          --         --             --          (3,530)          --        (3,530)
                                               ---------------------------------------------------------------------------------
Balances at December 31, 2001 .................      31,107     $  311      $ 330,338      $ (319,179)      $ (830)     $ 10,640
                                               =================================================================================


            See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)



1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries (collectively, the "Company"). The Company's operations consist of Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Campus Voice, Inc. ("Campus Voice"), Beyond the Wall, Inc. ("Beyond the Wall"), Trent Graphics, Inc. ("Trent"), and W3T.com, Inc. ("Teen.com"). In December 2000, the Company discontinued the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb"), and Invino Corporation ("Invino"). In December, 2001 the Company discontinued its Teen.com operations and closed its HotStamp college business. See Note 2 - Discontinued Operations.

YouthStream Media Networks, Inc. through its subsidiaries is a leading cross-platform media, marketing services and retail company that targets teenagers and young adults ages 12 to 24. During fiscal 2001, YouthStream reorganized into two market segments: media and retail.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2001.

2.   DISCONTINUED OPERATIONS

In December 2001, the Company discontinued its Teen.com website. In connection with the discontinuance of this business, the Company incurred a one-time charge of $348,000, related primarily to the write-off of property and equipment and an accrual for severance.

In December 2000, the Company announced its decision to discontinue its online segment, including the operations of its sixdegrees subsidiary and exit its Application Service Provider ("ASP") business. The ASP business included the technology that was acquired and further developed by CommonPlaces, CollegeWeb and Invino. The Company determined that the online businesses were not aligned with its long-term vision and strategy. The Company shut down its sixdegrees website on December 30, 2000, and final disposal of the ASP business occurred prior to June 30, 2001. In connection with the discontinuance of these businesses, the Company incurred a one-time charge of $164 million, related primarily to the write-off of goodwill, and also including other net assets and an accrual for estimated losses during the phase-out period.

The discontinuation of Teen.com and sixdegrees and the disposal of the ASP business have been classified as discontinued and prior periods have been restated.

Net revenues and loss from discontinued operations are as follows (in thousands):


                                      Three months ended   Three months ended   Six months ended    Six months ended
                                      December 31, 2001    December 31, 2000    December 31, 2001   December 31, 2000
                                      ------------------   ------------------   -----------------   -----------------
Net revenues ........................                $30                 $541                $143                $975
                                      ==================   ==================   =================   =================
Loss from discontinued operations ...               (365)             (16,966)               (666)            (42,067)
Loss on disposal of discontinued
  operations ........................               (348)            (164,971)               (348)           (164,971)
                                      ------------------   ------------------   -----------------   -----------------
Net loss from discontinued
  operations ........................              $(713)           $(181,937)            $(1,014)          $(207,038)
                                      ==================   ==================   =================   =================


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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill previously recorded in the Company's financial statements is affected by the provisions of SFAS No. 142. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. The Company elected early adoption of SFAS No. 142 in the first quarter of fiscal year 2002. As defined by SFAS No. 142, the Company identified two reporting units which constitute components of the Company's business. The Company is required to complete, within six months from the date of adoption, a transitional impairment test that requires a fair value determination as of July 1, 2001. As of December 31, 2001 the Company has performed the transitional impairment test, and has determined that the value of its intangible assets are fairly presented in the financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The Company elected early adoption of SFAS No. 144 as of July 1, 2001. As a result of the adoption of SFAS No. 144, the disposal of Teen.com, which was not a separate segment of the Company, qualified as a discontinued operation. The Company was not otherwise significantly impacted by the adoption of SFAS No. 144.

Had the Company accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows (in thousands except per share amounts):


                                          Three months ended       Six months ended
                                             December 31,             December 31,
                                        ---------------------    ---------------------
                                          2001         2000        2001        2000
                                        --------    ---------    -------   -----------
Reported net loss ...................   $ (3,806)   $(185,978)   $(3,530)  $  (213,190)
Add back goodwill amortization ......                  18,864                   37,728
                                        --------    ---------    -------   -----------
Adjusted net loss ...................   $ (3,806)   $(167,114)   $(3,530)  $  (175,462)
                                        ========    =========    =======   ===========

Basic and diluted earnings per share:
Reported net loss ...................   $   (.13)   $   (6.38)   $  (.12)  $     (7.34)
Goodwill amortization ...............       --            .65                     1.30
                                        --------    ---------    -------   -----------
Adjusted net loss ...................   $   (.13)   $   (5.73)   $  (.12)  $     (6.04)
                                        ========    =========    =======   ===========


In December 2000, the Company wrote off approximately $127 million of goodwill relating to its internet segment.

4.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
                                           December 31,   June 30,
                                               2001         2001
                                             -------      --------
Note Payable to Bank (A) .................   $   739       $ 1,072
Subordinated Notes - Private Placement (B)     5,000         5,000
Note Payable to Finance Company (C) ......       843         1,169
Subordinated Notes - Private Placement (D)    12,000        12,000
Subordinated Notes - Private Placement (E)     1,000         1,000
Other ....................................        66             6
                                             -------       -------
                                              19,648        20,247
Less unamortized original issue discount
  attributed to subordinated notes .......       387           448
                                             -------       -------
                                              19,261        19,799
Less current portion .....................     1,469         1,169
                                             -------       -------
                                             $17,792       $18,630
                                             =======       =======

(A) This loan was secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and is guaranteed by the Company. This loan was payable in equal monthly installments, commencing in February 1998, over a maximum of six years. Interest was payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one-month maturity.

The Borrowers were also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. Under the interest rate exchange agreement, the Borrowers are required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company receives interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points. The fair value of the interest rate exchange agreement at December 31, 2001 was immaterial.

On January 15, 2002, the Company repaid the loan and retired the interest rate exchange agreement.

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

5.   STOCKHOLDER'S EQUITY

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2 million. As of December 31, 2001, the Company purchased, on the open market, 607,000 shares at a cost of $830,000.

In May 2001, the Company approved a Voluntary Stock Option Exchange Program to be carried out under the Company's 2000 Stock Incentive Plan ("the Plan"). Employees were given the option to exchange all or a portion of their options on July 20, 2001, with an exercise price equal to or greater than $9.00. In exchange, employees were eligible to receive, six months and one day after cancellation ("Cancellation"), new options for 80% of the number of shares covered by the cancelled options, with an exercise price equal to the fair market value of the Company's stock on the date of the new grant. On July 20, 2001, 743,800 options were cancelled, and 518,319 options were reissued on January 22, 2002.

The July 1999 Trent acquisition agreement provided for additional consideration for the purchase contingent upon Trent meeting certain targets as defined in the merger agreement (as amended). Accordingly, those targets were met and on September 30, 2001 the Company issued 458,000 shares of the Company's common stock, valued at $558,000, and paid $600,000 in cash. The additional purchase price of $1,158,000 was recorded as additional goodwill.

6.  SEGMENT INFORMATION

The Company has two reporting segments: media and retail. The media segment represents the Company's media, marketing and promotional services provided to advertisers by NET, American Passage, and Campus Voice. The retail segment consists of on-campus and retail store poster sales provided by Trent. The prior periods' segments have been restated to reflect the Company's internal reorganization (in thousands):


                                             Three months ended                          Three months ended
                                              December 31, 2001                           December 31, 2000
                                  ----------------------------  ------------   -----------------------------------------
                                     Media          Retail         Total          Media          Retail        Total
                                  ------------    ------------  ------------   ------------    -----------  ------------

Net revenues ....................       5,216           2,810         8,026         $5,815         $1,153        $6,968
Depreciation and amortization ...         549             117           666          1,252            167        $1,419
Loss from operations ............      (1,598)           (823)       (2,421)        (1,981)        (1,730)       (3,711)

Capital expenditures ............         169             155           324            319             63           382

                                              Six months ended                            Six months ended
                                              December 31, 2001                           December 31, 2000
                                  ------------------------------------------   ----------------------------------------
                                     Media          Retail         Total          Media          Retail        Total
                                  ------------    ------------  ------------   ------------    -----------  ------------

Net revenues ....................       9,757          10,953        20,710         $9,715         $7,569       $17,284
Depreciation and amortization ...       1,031             242         1,273          2,406            330         2,736
Loss from operations ............      (3,171)          1,953        (1,218)        (5,646)            76        (5,570)

Capital expenditures ............         223             644           867            613            252           865


                                               December 31, 2001                              June 30, 2001
                                    ----------------------------------------     ----------------------------------------
                                      Media          Retail         Total          Media          Retail         Total
                                    -----------    -----------    ----------     -----------    -----------    ----------
Identifiable assets .............     $14,623         $13,997       $28,620        $20,497        $10,827       $31,324
                                    ===========    ===========                   ===========    ===========
Corporate .......................                                    13,245                                      17,382
                                                                  ----------                                   ----------
Total Assets ....................                                   $41,865                                     $48,706
                                                                  ==========                                   ==========


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

The Company's consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the Company's online segment. The Company revised its reporting segments from online and offline to media and retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three and six months ended December 31, 2001 (unaudited) to the six months ended December 31, 2000 (unaudited).

RESULTS OF OPERATIONS
(In Thousands)

Youthstream's revenue consists of revenues generated from two segments, media and retail. The Company's media segment includes revenues from event marketing, proprietary events, on-campus theater events, media planning and buying in campus publications and out-of-home media, such as campus billboards. It's retail segment derives its revenues from the sale of decorative wall posters, targeting teens and young adults, through on-campus sales events, retail stores and internet sales.

In fiscal 2001, the Company closed its HotStamp cities program and Ads as Art poster catalog. In December 2001, the Company discontinued its Teen.com business and closed HotStamp college operations. The following table gives effect to the closing of the HotStamp programs and Ads as Art poster catalog that was not accounted for as discontinued operations.


-------------------------------------------------------------------------------------
                                          Three months ended       Six months ended
                                             December 31,            December 31,
-------------------------------------------------------------------------------------
                                            2001        2000       2001        2000
-------------------------------------------------------------------------------------
Revenues as stated in the Financial
Statements                                $ 8,026      $6,968    $ 20,710     $17,284
-------------------------------------------------------------------------------------
HotStamp college and cities program
and Ads as Art poster catalog                (178)       (670)       (306)     (1,929)
-------------------------------------------------------------------------------------
Adjusted Revenue                          $ 7,848      $6,298    $ 20,404     $15,355
-------------------------------------------------------------------------------------


Adjusted revenues increased to $7.8 million for the three months ended December 31, 2001 from $6.3 million for the three months ended December 31, 2000. Revenue growth was attributable to a 143.7% increase in the retail segment to $2.8 million coupled with a 2.1% decline in the media segment to $5.0 million for the three months ended December 31, 2001. Revenue growth in the Company's retail segment was attributable to the increase in the number of stores in operation, and same store growth year over year. Media revenue declined due to a decline in revenues from the out of home properties offset by strong growth in the event marketing business.

Adjusted revenues increased to $20.4 million for the six months ended December 31, 2001 from $15.4 million for the six months ended December 31, 2000. Revenue growth was attributable to a 21.4% increase in the media segment to $9.5 million and a 44.7% increase in the retail segment to $11.0 million for the six months ended December 31, 2001. Media revenues increased primarily because of increased sales in the event marketing business. Revenue growth in the Company's retail segment was attributable to the increase in the number of stores in operation, and same stores growth.

Cost of sales consists of the cost of decorative wall posters sold in our retail segment, and the cost of printing, freight, production, products and depreciation of equipment directly associated with our media segment.

Cost of sales as a percentage of revenues increased to 47.1% for the three months ended December 31, 2001 from 45.5% for the three months ended December 31, 2000. The increase in the cost of sales represents a shift in our media revenues weighted more heavily to our event marketing business.

Cost of sales as a percentage of revenues decreased to 37.4% for the six months ended December 31, 2001 from 42.6% for the six months ended December 31, 2000. The decrease in the cost of sales is due primarily to retail revenue being 52.9% of total revenue for the period ending December 31, 2001 as compared to 43.8% for the six months ended December 31, 2000.

For the three months ended December 31, 2001, selling, general administrative and corporate expenses were $6.4 million as compared to $7.0 million for the three months ended December 31, 2000. The decrease of $0.6 million was due primarily to corporate cost cutting measures partially offset by increased cost relating to store openings in the retail operation.

For the six months ended December 31, 2001, selling, general administrative and corporate expenses were $13.9 million as compared to $13.6 million for the six months ended December 31, 2000. The increase of $0.3 million was due to increased cost relating to store openings in the retail division partially offset by cost cutting measures in the corporate department.

For the three months ended December 31, 2001, depreciation and amortization expenses were $0.7 million as compared to $1.4 million for the three months ended December 31, 2000. The decrease of $ 0.7 million was primarily due to the adoption of SFAS 142, which no longer requires goodwill to be amortized, and the write-down of goodwill relating to Teen.com, HotStamp and Ads as Art Catalog in the fourth quarter of fiscal 2001.

For the six months ended December 31, 2001, depreciation and amortization expenses were $1.3 million as compared to $2.7 million for the six months ended December 31, 2000. The decrease of $1.4 million was primarily due to the adoption of SFAS 142, which no longer requires goodwill to be amortized, and the write-down of goodwill relating to Teen.com, HotStamp and Ads as Art Catalog in the fourth quarter of fiscal 2001.

For the three months ended December 31, 2001, interest income was $0.1 million as compared to $0.6 million for the three months ended December 31, 2000. The decrease of $0.5 million was due to lower cash balances and declining interest rates.

For the six months ended December 31, 2001, interest income was $0.3 million as compared to $1.3 million for the six months ended December 31, 2000. The decrease of $1 million was due to lower cash balances and declining interest rates.

For the three months ended December 31, 2001, interest expense was $0.8 million as compared to $0.8 million for the three months ended December 31, 2000.

For the six months ended December 31, 2001, interest expense was $1.5 million as compared to $ 1.6 million for the six months ended December 31, 2000. The decrease of $0.1 was due to the reduction in long-term debt.

For the three and six months ended December 31, 2001, loss from discontinued operations was $0.4 million and $0.7 million, respectively. The loss represents the net loss from Teen.com operations. For the three and six months ended December 31, 2000, loss from discontinued operations was $17 million and $42 million, respectively. The loss from discontinued operations represents the net loss of the online segment prior to the December 2000 measurement date.

For the three and six months ended December 31, 2001, loss on disposal of discontinued operations was $0.3 million. The loss on disposal represents the write down of Teen.com assets and severance costs. For the period December 31, 2000, loss on disposal of discontinued operations was $165.0 million. The loss on disposal primarily represents the write-down of net assets, including goodwill of the online segment and provision for operating losses during phase-out period.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $8.4 million of cash in operating activities for six months ended December 31, 2001, primarily to fund its working capital and discontinued operations. The Company funded its operations with cash generated by the sale of investments in marketable debt securities.

As of December 31, 2001, the Company had approximately $6.5 million in cash and equivalents. The Company believes that such amounts plus an additional amount of $2.8 million, which represents investments in marketable debt securities with maturities of less than one year, will be sufficient to fund working capital, including debt service and interest expense, at least through the period ending December 31, 2002. In the event that the Company's plans and assumptions for each of its operations, with regard to the Company's ability to fund operations, working capital, capital expenditures and debt repayments, prove to be inaccurate, the Company could be required to seek additional financing. The Company's ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control. The Company may also seek additional debt or equity financing to develop or acquire additional businesses or conduct retail expansion or to fund its operations. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company's stockholders.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2002

                                              YOUTHSTREAM MEDIA NETWORKS, INC.


                                              BY:       /s/ JAMES G. LUCCHESI
                                              ----------------------------------

                                                       JAMES G. LUCCHESI
                                                         President and
                                                    Chief Executive Officer



                                              BY:       /s/ IRWIN ENGELMAN
                                              ----------------------------------

                                                         IRWIN ENGELMAN
                                                      Executive Vice President,
                                                    Chief Financial Officer and
                                                      Chief Accounting Officer