Form 10-Q
period 2002-03-31
YOUTH STREAM MEDIA NETWORKS INC
filed 2002-05-15
CIK 1103926

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2002

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

At March 31, 2002, there were 31,508,000 shares of Common Stock, $.01 par value outstanding.

================================================================================

                                   YOUTHSTREAM MEDIA NETWORKS, INC.
                                              FORM 10-Q
                                                INDEX


                                                                                               PAGE

PART I--FINANCIAL INFORMATION                                                                 NUMBER
                                                                                              ------
ITEM 1. FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED BALANCE SHEETS - MARCH 31, 2002
           (UNAUDITED) AND JUNE 30, 2001....................................................     1

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - THREE AND NINE MONTHS
           ENDED MARCH 31, 2002 AND 2001....................................................     2

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
           ENDED MARCH 31, 2002 AND 2001....................................................     3

        UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - NINE MONTHS
           ENDED MARCH 31, 2002.............................................................     4

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................................     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...........................................................     9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................    11

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................    12

SIGNATURES..................................................................................    13

                                                        PART I
                                                 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           YOUTHSTREAM MEDIA NETWORKS, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          March 31,          June 30,
                                                                                            2002              2001
                                                                                          ---------         ---------
                                                                                         (Unaudited)
ASSETS
Current assets:

     Cash and cash equivalents ...................................................        $   1,211         $  14,927
     Marketable debt securities, at amortized cost ...............................            2,042             5,655
     Accounts receivable, net of allowance for doubtful accounts of $102 and $171
         at March 31, 2002 and June 30, 2001, respectively .......................            4,113             2,461
     Inventories .................................................................            3,629             2,606
     Other current assets ........................................................            1,340               627
     Restricted cash .............................................................            1,022               576
                                                                                          ---------         ---------
Total current assets .............................................................           13,357            26,852

Property and equipment, net of accumulated depreciation of $7,480
     and $5,787 at March 31, 2002 and June 30, 2001, respectively ................            6,028             6,612
Assets from discontinued operations ..............................................               19               330
Deferred financing costs, net of accumulated amortization of $1,681
     and $1,105 at March 31, 2002 and June 30, 2001, respectively ................            2,799             3,375
Intangibles, net of accumulated amortization of $2,861
     at March 31, 2002 and June 30, 2001 .........................................           12,193            10,785
Restricted Cash ..................................................................              306               752
                                                                                          ---------         ---------

Total assets .....................................................................        $  34,702         $  48,706
                                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................................        $   2,166         $   2,723
     Accrued expenses ............................................................            3,175             5,066
     Current liabilities of discontinued operations ..............................            1,817             3,381
     Deferred revenues ...........................................................            1,148             1,750
     Deferred purchase price .....................................................              750             1,500
     Current portion of capitalized lease obligations ............................               36                46
     Current portion of long-term debt ...........................................              360             1,169
                                                                                          ---------         ---------
Total current liabilities ........................................................            9,452            15,635
Non-current liabilities of discontinued operations ...............................               52               185
Long-term capitalized lease obligations ..........................................              118                 5
Long-term debt ...................................................................           17,958            18,630
Other liabilities ................................................................              370               741
Commitments and contingencies ....................................................             --                --

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized, no shares
         issued and outstanding ..................................................             --                --
     Common stock, $.01 par value, 100,000 shares authorized, 31,508 shares and 30,091 shares issued and outstanding at March 31, 2002
         and June 30, 2001, respectively .........................................              314               301
     Additional paid-in capital ..................................................          330,546           329,097
     Accumulated deficit .........................................................         (323,278)         (315,649)
     Treasury stock, 607 shares and 143 shares at March 31, 2002
         and June 30, 2001, respectively .........................................             (830)             (239)
                                                                                          ---------         ---------
Total stockholders' equity .......................................................            6,752            13,510
                                                                                          ---------         ---------
Total liabilities and stockholders' equity .......................................        $  34,702         $  48,706
                                                                                          =========         =========


                               See notes to condensed consolidated financial statements


                                                  YOUTHSTREAM MEDIA NETWORKS, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)
                                                                          Three months ended                Nine months ended
                                                                              March 31,                         March 31,
                                                                     ---------------------------       ----------------------------
                                                                          2002              2001             2002              2001
                                                                     ---------         ---------        ---------         ---------
Net revenues ....................................................    $   7,313         $   5,560        $  28,023         $  22,844
Cost of sales ...................................................        4,169             3,091           11,909            10,458
                                                                     ---------         ---------        ---------         ---------
    Gross profit ................................................        3,144             2,469           16,114            12,386
      Selling, general, administrative and corporate expenses ...        6,582             6,231           20,519            19,850
      Depreciation and amortization .............................          212               489              550             2,357
                                                                     ---------         ---------        ---------         ---------
Loss from operations ............................................       (3,650)           (4,251)          (4,955)           (9,821)
Interest income .................................................          130               391              440             1,691
Other income ....................................................         --                  34             --                  44
Interest expense ................................................         (750)             (790)          (2,284)           (2,382)
                                                                     ---------         ---------        ---------         ---------
Loss before provision for income taxes ..........................       (4,270)           (4,616)          (6,799)          (10,468)
Provision for income taxes ......................................          132               121              177               421
                                                                     ---------         ---------        ---------         ---------
Loss from continuing operations .................................       (4,402)           (4,737)          (6,976)          (10,889)
    Loss from discontinued operations ...........................         --              (1,025)            (666)          (43,092)
    Gain/(loss) on disposal of discontinued operations ..........          303              --                 13          (164,971)
                                                                     ---------         ---------        ---------         ---------
Net loss ........................................................    $  (4,099)        $  (5,762)       $  (7,629)        $(218,952)
                                                                     =========         =========        =========         =========
Per share of common stock basic and diluted
    Loss from continuing operations .............................    $   (0.14)        $   (0.16)       $   (0.23)        $   (0.37)
    Loss from discontinued operations ...........................         --               (0.04)           (0.02)            (1.48)
    Gain/(loss) on disposal of discontinued operations ..........         0.01              --               --               (5.65)
                                                                     ---------         ---------        ---------         ---------
Net loss per basic and diluted common share .....................    $   (0.13)        $   (0.20)       $   (0.25)        $   (7.50)
                                                                     =========         =========        =========         =========
Weighted average basic and diluted common
    shares outstanding ..........................................       30,505            29,481           30,228            29,181
                                                                     =========         =========        =========         =========


                                      See notes to condensed consolidated financial statements


                                         YOUTHSTREAM MEDIA NETWORKS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)
                                                                                          Nine months ended
                                                                                              March 31,
                                                                                     ---------------------------
                                                                                       2002              2001
                                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................................................        $  (7,629)        $(218,952)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Loss from discontinued operations ......................................              666            43,092
     (Gain)/loss on disposal of discontinued operations .....................              (13)          164,971
     Net change in assets and liabilities of discontinued operations ........           (2,260)          (13,515)
     Bad debt expense .......................................................                3               (80)
     Depreciation and amortization ..........................................            1,961             3,493
     Loss on sale of equipment ..............................................               28                24
     Amortization of deferred financing costs ...............................              576               558
     Deferred rent ..........................................................                4                10
     Amortization of original issue discount on Subordinated Notes ..........             --                  89
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable ..................................................           (1,655)             (265)
       Inventory ............................................................           (1,023)              (28)
       Other current assets .................................................             (713)            2,605
       Accounts payable .....................................................             (557)              (78)
       Accrued expenses .....................................................           (1,891)             (579)
       Deferred revenues ....................................................             (602)            1,290
                                                                                     ---------         ---------
Net cash used in operating activities .......................................          (13,105)          (17,365)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ......................................................           (1,250)           (1,202)
  Proceeds from sale of equipment ...........................................             --                  37
  Sale of investments in marketable debt securities .........................            3,613            11,879
  Other assets ..............................................................             (250)              149
  Payment for business acquisitions (net of cash acquired) ..................             (600)             (109)
                                                                                     ---------         ---------
Net cash provided by investing activities ...................................            1,513            10,754

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock and exercise of warrants and options             --                 127
  Net proceeds from issuance of warrants in connection with long-term debt ..             --                  35
  Common stock repurchase ...................................................             (591)             --
  Repayment of capitalized lease obligations ................................              (52)             (108)
  Proceeds from long-term debt ..............................................             --                 965
  Repayment of long-term debt ...............................................           (1,481)             (944)
                                                                                     ---------         ---------
Net cash (used in) provided by financing activities .........................           (2,124)               75
                                                                                     ---------         ---------
Decrease in cash and cash equivalents .......................................          (13,716)           (6,536)
Cash and cash equivalents at beginning of period ............................           14,927            18,232
                                                                                     ---------         ---------
Cash and cash equivalents at end of period ..................................        $   1,211         $  11,696
                                                                                     =========         =========

Supplemental cash flow information:

  Cash paid for interest ....................................................        $   2,484         $   1,506
                                                                                     =========         =========
  Cash paid for income taxes ................................................        $     132         $     252
                                                                                     =========         =========
Noncash financing activities:
  Capitalized lease obligations .............................................        $     155              --
                                                                                     =========         =========
  Issuance of warrants in connection with long-term debt ....................             --                 162
                                                                                     =========         =========
  Issuance of common stock in connection with acquisitions ..................        $   1,462         $   6,423
                                                                                     =========         =========


                             See notes to condensed consolidated financial statements


                                                  YOUTHSTREAM MEDIA NETWORKS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE PERIOD JUNE 30, 2001 TO MARCH 31, 2002
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)
                                                    Common Stock          Additional
                                                 -------------------        Paid-in        Accumulated      Treasury
                                                 Shares       Amount        Capital          Deficit          Stock           Total
                                                 -----------------------------------------------------------------------------------
Balances at June 30, 2001 .................      30,091        $ 301        $329,097        $(315,649)        $(239)        $13,510
Issuance of common stock in connection with
   acquisition of Invino ..................         958            9             894             --            --               903
Issuance of common stock in connection with
   acquisition of Trent ...................         458            4             554             --            --               558
Issuance of common stock in connection with
   acquisition of sixdegrees ..............           1         --                 1             --            --                 1
Stock repurchase ..........................        --           --              --               --            (591)           (591)
Net loss ..................................        --           --              --             (7,629)         --            (7,629)
                                                 -----------------------------------------------------------------------------------
Balances at March 31, 2002 ................      31,508        $ 314        $330,546        $(323,278)        $(830)        $ 6,752
                                                 ===================================================================================


                                      See notes to condensed consolidated financial statements

                        YOUTHSTREAM MEDIA NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries (collectively, the "Company"). The Company's operations consist of Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Trent Graphics, Inc. ("Trent"), and W3T.com, Inc. ("Teen.com"). In December 2000, the Company discontinued the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb"), and Invino Corporation ("Invino"). In December, 2001 the Company discontinued its Teen.com operations and closed its Hotstamp college business. See Note 2 - Discontinued Operations.

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

Net revenues and loss from discontinued operations are as follows (in thousands):


                                            Three months ended      Three months ended     Nine months ended     Nine months ended
                                              March 31, 2002          March 31, 2001         March 31, 2002         March 31, 2001
                                           --------------------     -------------------    -----------------     ------------------
Net revenues ............................                  $  0                 $   205                $ 143              $   1,180
                                           ====================     ===================    =================     ==================
Loss from discontinued operations .......                    --                  (1,025)                (666)               (43,092)
Gain/(loss) on disposal of discontinued
  operations ............................                   303                      --                   13              (164,971)
                                           --------------------     -------------------    -----------------     ------------------
Net gain/(loss) from discontinued
  operations ............................                  $303                 $(1,025)               $(653)             $(208,063)
                                           ====================     ===================    =================     ==================

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

Had the Company accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows (in thousands except per share amounts):


                                              Three months ended        Nine months ended
                                                   March 31,                 March 31,
                                        -------------------------    -------------------------
                                          2002             2001        2002           2001
                                        --------        --------     --------      -----------
Reported net loss ....................  $ (4,099)       $ (5,762)    $ (7,629)     $ (218,952)
Add back goodwill amortization .......      --               718        --             38,446
                                        --------        --------     --------      ----------
Adjusted net loss ....................  $ (4,099)       $ (5,044)    $ (7,629)     $ (180,506)
                                        ========        ========     ========      ==========

Basic and diluted earnings per share:

Reported net loss ....................  $   (.13)       $  (0.20)    $   (.25)     $    (7.50)
Goodwill amortization ................      --               .02         --              1.31
                                        --------        --------     --------      ----------
Adjusted net loss ....................  $   (.13)       $  (0.18)    $   (.25)     $    (6.19)
                                        ========        ========     ========      ==========

In December 2000, the Company wrote off approximately $127 million of goodwill relating to its Internet segment. For the three months and nine months ended March 31, 2001 goodwill amortization relating to discontinued operations totaled $0.4 million and $37.7 million, respectively.

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                                 March 31,       June 30,
                                                                                   2002           2001
                                                                                  -------        -------
Note Payable to Bank  (A) ....................................................    $  --          $ 1,072
Subordinated Notes - Private Placement (B) ...................................      5,000          5,000
Note Payable to Finance Company (C) ..........................................        672          1,169
Subordinated Notes - Private Placement (D) ...................................     12,000         12,000
Subordinated Notes - Private Placement (E) ...................................      1,000          1,000
Other ........................................................................          3              6
                                                                                  -------        -------
                                                                                   18,675         20,247
Less: Unamortized original issue discount attributed to subordinated notes ...        357            448
                                                                                  -------        -------
                                                                                   18,318         19,799
Less: Current portion of long-term debt ......................................        360          1,169
                                                                                  -------        -------
                                  Long-term debt total .......................    $17,958        $18,630
                                                                                  =======        =======

(A) On January 15, 2002, the Company repaid the loan and retired the interest rate exchange agreement.

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

5. STOCKHOLDER'S EQUITY

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2 million. As of March 31, 2002, the Company purchased, on the open market, 607,000 shares at a cost of $830,000.

In May 2001, the Company approved a Voluntary Stock Option Exchange Program to be carried out under the Company's 2000 Stock Incentive Plan. Employees were given the option to exchange all or a portion of their options on July 20, 2001, with an exercise price equal to or greater than $9.00. In exchange, employees were eligible to receive, six months and one day after cancellation, new options for 80% of the number of shares covered by the cancelled options, with an exercise price equal to the fair market value of the Company's stock on the date of the new grant. On July 20, 2001, 743,800 options were cancelled, and 518,319 options were reissued on January 22, 2002.

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

6. SEGMENT INFORMATION

The Company has two reporting segments: media and retail. The media segment represents the Company's media, marketing and promotional services provided to advertisers by NET and American Passage. The retail segment consists of on-campus and retail store poster sales provided by Trent. The prior periods' segments have been restated to reflect the Company's internal reorganization (in thousands):


                                                 Three months ended                                  Three months ended
                                                   March 31, 2002                                      March 31, 2001
                                     ------------------------------------------         -------------------------------------------
                                       Media           Retail            Total            Media           Retail            Total
                                     --------         --------         --------         --------         --------         ---------
Net revenues ................        $  4,744         $  2,569         $  7,313         $  4,018         $  1,542         $  5,560
Depreciation and amortization             552              136              688              549              173              722
Loss from operations ........          (2,277)          (1,373)          (3,650)          (3,131)          (1,120)          (4,251)

Capital expenditures ........             418              123              541              204              133              337


                                                  Nine months ended                                   Nine months ended
                                                   March 31, 2002                                      March 31, 2001
                                     ------------------------------------------         -------------------------------------------
                                       Media           Retail            Total            Media           Retail            Total
                                     --------         --------         --------         --------         --------         ---------
Net revenues ..................      $ 14,501         $ 13,522         $ 28,023         $ 13,733         $  9,111         $ 22,844
Depreciation and amortization..         1,610              351            1,961            2,955              503            3,458
Gain/(loss) from operations....        (4,003)            (953)          (4,956)          (7,042)          (2,779)          (9,821)

Capital expenditures ..........           638              767            1,405              817              385            1,202


                                                   March 31, 2002                                     June 30, 2001
                                     ------------------------------------------         -------------------------------------------
                                       Media           Retail            Total            Media           Retail            Total
                                     --------         --------         --------         --------         --------         ---------
Identifiable assets .........        $ 13,566         $ 13,639           27,205         $ 20,497         $ 10,827         $ 31,324
                                     ========         ========                          ========         ========
Corporate ...................                                             7,497                                             17,382
                                                                       --------                                           --------
Total Assets ................                                          $ 34,702                                           $ 48,706
                                                                       ========                                           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

The Company's consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the Company's online segment. The Company revised its reporting segments from online and offline to media and retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three and nine months ended March 31, 2002 (unaudited) to the three and nine months ended March 31, 2001 (unaudited).

CRITICAL ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of posters and related products.

INTANGIBLE ASSETS

Intangible assets represent acquisition costs in excess of the net assets of businesses acquired and a covenant not-to-compete, which are amortized on the straight-line basis ranging from 3 to 15 years.

REVENUE RECOGNITION

The Company's primary source of revenue is derived from the sale of advertising space in media, which is owned either by the Company or by third parties and by the sale of marketing services. Revenue is generally recognized in the month of media publication and in the case of marketing services, the month such services are provided. Retail revenue is derived from the sale of merchandise to consumers on college campuses and in stores. Retail revenue is recognized at the time of the sale to the consumer.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPAIRMENT OF GOODWILL

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risk identified in the portfolio.

RESULTS OF OPERATIONS
(In Thousands)

YouthStream generated revenues from two segments, media and retail. The Company's media segment includes revenues from event marketing, proprietary events, on-campus theater events, media planning and buying in campus publications and out-of-home media, such as campus billboards. Its retail segment derives its revenues from the sale of decorative wall posters, targeting teens and young adults, through on-campus sales events, retail stores and Internet sales.

In fiscal 2001, the Company closed its HotStamp cities program and Ads as Art poster catalogs. In December 2001, the Company discontinued its Teen.com business and closed its HotStamp college operations.


----------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            MARCH 31,                     MARCH 31,
----------------------------------------------------------------------------------------------------------
                                                      2002             2001           2002            2001
----------------------------------------------------------------------------------------------------------
Revenues as stated in the Financial
  Statements ..................................      $7,313         $ 5,560         $28,023        $22,844
----------------------------------------------------------------------------------------------------------
HotStamp college and cities program and Ads
  as Art poster catalog .....................            --            (288)           (306)        (2,217)
----------------------------------------------------------------------------------------------------------
Adjusted Revenue ............................        $7,313         $ 5,272         $27,717        $20,627
----------------------------------------------------------------------------------------------------------

Adjusted revenues increased to $7.3 million for the three months ended March 31, 2002 from $5.3 million for the three months ended March 31, 2001. Revenue growth was attributable to a 66.7% increase in the retail segment to $2.6 million coupled with a 27.2% increase in the media segment to $4.7 million for the three months ended March 31, 2002. Revenue growth in the Company's retail segment was attributable to the increase in the number of stores in operation, and same store growth year over year. Media revenue growth was due to a sharp increase in the event marketing business.

Adjusted revenues increased to $27.7 million for the nine months ended March 31, 2002 from $20.6 million for the nine months ended March 31, 2001. Revenue growth was attributable to a 23.3% increase in the media segment to $14.2 million and a 48.4% increase in the retail segment to $13.5 million for the nine months ended March 31, 2002. Media revenues increased primarily because of increased sales in the event marketing business. Revenue growth in the Company's retail segment was attributable to the increase in the number of stores in operation, and same stores growth year over year.

Cost of sales consists of the cost of decorative wall posters sold in our retail segment, and the cost of printing, freight, production, products and depreciation of equipment directly associated with our media segment.

Cost of sales as a percentage of revenues increased to 57.0% for the three months ended March 31, 2002 from 55.6% for the three months ended March 31, 2001. Cost of sales as a percentage of revenues decreased to 42.5% for the nine months ended March 31, 2002 from 45.8% for the nine months ended March 31, 2001. The decrease in the cost of sales is due primarily to retail revenue being 48.2% of total revenue for the period ending March 31, 2002 as compared to 40.3% for the nine months ended March 31, 2001.

For the three months ended March 31, 2002, selling, general, administrative and corporate expenses were $6.6 million as compared to $6.2 million for the three months ended March 31, 2001. The increase of $0.4 million was due primarily to increased cost relating to store openings in the retail operation partially offset by corporate cost cutting measures.

For the nine months ended March 31, 2002, selling, general, administrative and corporate expenses were $20.5 million as compared to $19.9 million for the nine months ended March 31, 2001. The increase of $0.6 million was due to increased cost relating to store openings in the retail division partially offset by corporate cost cutting measures.

For the three months ended March 31, 2002 and 2001, depreciation and amortization expense was $0.7 million.

For the nine months ended March 31, 2002, depreciation and amortization expenses were $1.9 million as compared to $3.5 million for the nine months ended March 31, 2001. The decrease of $1.6 million was primarily due to the adoption of SFAS 142, which no longer requires goodwill to be amortized.

For the three months ended March 31, 2002, interest income was $0.1 million as compared to $0.4 million for the three months ended March 31, 2001. The decrease of $0.3 million was due to lower cash balances and declining interest rates.

For the nine months ended March 31, 2002, interest income was $0.4 million as compared to $1.7 million for the nine months ended March 31, 2001. The decrease of $1.3 million was due to lower cash balances and declining interest rates.

For the three months ended March 31, 2002 and 2001, interest expense was $0.8 million.

For the nine months ended March 31, 2002, interest expense was $2.3 million as compared to $2.4 million for the nine months ended March 31, 2001. The decrease of $0.1 was due to the reduction in debt.

For the three months ended March 31, 2002, gain from discontinued operations was zero as compared to loss of $1.0 million for the three months ended March 31, 2001. For the nine months ended March 31, 2002, loss from discontinued operations was $0.7 million as compared to a loss of $43.1 million for the nine months ended March 31, 2001. The loss from discontinued operations represents the net loss from Teen.com and the online segment operations.

For the three months ended March 31, 2002, gain on disposal of discontinued operations was $0.3 million. For the nine months ended March 31, 2001, loss on disposal of discontinued operations was $165.0 million. The loss on disposal primarily represents the write-down of net assets, including goodwill of the online segment, and provision for operating losses during the phase-out period.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $13.1 million of cash in operating activities for nine months ended March 31, 2002, primarily to fund its working capital, interest expense and discontinued operations. The Company partially funded its operations with cash on hand and cash generated from the sale of investments in marketable debt securities.

As of March 31, 2002, the Company had approximately $1.2 million in cash and equivalents and $2.0 million of marketable debt securities with maturities of less than one year to fund working capital, including debt service and interest expense. In addition, the Company had $1.3 million of restricted cash of which approximately $0.6 million is expected to become unrestricted on or before May 31, 2002 and $0.4 million before July 31, 2002. The Company believes that it will require additional capital to fund its operations through December 31, 2002, including two interest payments totaling approximately $1 million, due on June 30 and July 8, 2002, with respect to certain outstanding debt.

The Company is actively pursuing a number of alternatives to increase cash available to fund operations. First, the Company has received an informal indication from certain of the holders of its outstanding debt of a willingness to defer payment of a portion of the June and July interest payments. The Company is also considering certain other actions, including factoring certain subsidiary receivables and mortgaging or selling certain real estate owned by a Company subsidiary. In addition, the Company has received indications of interest from certain individuals and entities with respect to their willingness to make available to the Company additional funds at the Company's request. Accordingly, the Company believes that it will have available to it the opportunity to obtain cash needed to fund its operations at least through the end of the current calendar year; however, there can be no assurances that the Company will achieve these objectives. The Company's decision to effect any borrowing or seek formal agreement to defer its interest payments will be based upon a determination of the Company's actual cash needs, which will depend on various factors, including the effect of cost-saving measures recently implemented by the Company, the success of the Company's efforts to derive funds from other sources that it has available to it, and the timing of the receipt of anticipated revenues from the Company's operations relating to the school year commencing in the Fall of 2002.

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

Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with financing activities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risk that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all.

The Company now projects that its full-year EBITDA loss will be higher than its previous guidance of $4 million. The Company also expects a full-year net loss higher than its previously projected $10 million for the full fiscal 2002. While the Company is not yet in a position to determine the full-year EBITDA and net loss, it currently believes the EBITDA loss will not be less than $6 million and the net loss will not be less than $12 million. The Company's revised projections are due to factors including one-time charges associated with its recently announced Seattle office closing, increased insurance expenses, and lower than expected margins on certain event marketing and retail business, among other things.

The foregoing discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, changing consumer tastes, the impact of competitive products and pricing, conditions in the markets in which the Company conducts business, including the advertising, media and retail markets, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


SUBSEQUENT EVENTS

The Company announced its plan to move the Seattle Operations to the New York Office in March, 2002. In April, 2002 the Company finalized its transition plan and expects to complete the transition by June 30, 2002. This move, in combination with recent cost cutting and other actions, is expected to save the Company approximately $3 million in fiscal year 2003.

After the close of the fiscal third quarter, James "P.T." Lucchesi and Irwin Engelman ceased to be employed by the Company. Dennis Roche was appointed the Company's President, replacing Mr. Lucchesi, and Wesley Ramjeet was appointed the Company's Acting Chief Financial Officer, replacing Mr. Engelman.

On April 23, 2002 the Company received a notice from the National Association of Securities Dealers ("NASDAQ"), stating that for the thirty consecutive trading days prior to April 23, the price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ National Market (the "Minimum Bid Requirement"). The Company has until July 22, 2002 to regain compliance with the Minimum Bid Requirement, which can be achieved if the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days, or to take certain other actions, which may include seeking to transfer its securities to the NASDAQ SmallCap Market. The Company believes that it will satisfy all listing requirements necessary to achieve a transfer to the NASDAQ SmallCap Market if it seeks such a transfer.

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

May 15, 2002

                             YOUTHSTREAM MEDIA NETWORKS, INC.


                             BY:
                             -----------------------------------------
                             Dennis Roche
                             President

                             BY:
                             -----------------------------------------
                             Wesley Ramjeet
                             Acting Chief Financial Officer