Form 10-K
period 2002-06-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2002-09-30
CIK 1103926

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended June 30, 2002


                                       OR

[-] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State issuer's revenues for its most recent fiscal year: $33,076,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 2002: $3,359,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2002: 33,591,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

===============================================================================

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


ITEM NO.                                                                          PAGE
--------                                                                          ----
Part I

     1.  Business................................................................   2
     2.  Properties..............................................................   7
     3.  Legal Proceedings.......................................................   8
     4.  Submission of Matters to a Vote of Security Holders.....................   8

Part II

     5.  Market For Common Equity and Related Stockholder Matters................   9
     6.  Selected Financial Data.................................................   9
     7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................  11
     8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.....................................  16

Part III

     9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.......................  17
     10. Executive Compensation..................................................  17
     11. Security Ownership of Certain Beneficial Owners and Management..........  17
     12. Certain Relationships and Related Transactions..........................  17
     13. Exhibits, List and Reports on Form 8-K..................................  17

Index to Consolidated Financial Statements....................................... F-1

Signatures....................................................................... S-1
Schedule II - Valuation and Qualifying Accounts.................................. S-2

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy, expectations and intentions. Statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect the Company's current views with respect to future events and because the Company's business is subject to numerous risks, uncertainties and other factors, actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results may differ from those reflected in these statements, and the differences could be substantial.

The Company disclaims any obligation to publicly update these statements, or disclose any difference between the Company's actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

ITEM 1. BUSINESS

OVERVIEW

RECENT EVENTS

During fiscal 2002, YouthStream Media Networks, Inc. ("YouthStream" or the "Company") operated, through its subsidiaries, two business segments: media and retail. On August 5, 2002, following the close of the Company's fiscal year 2002, subsidiaries of the Company sold substantially all of the assets of the media segment to a subsidiary of Alloy, Inc. ("Alloy"), which also assumed certain of the liabilities related to the media business. The Company discontinued any remaining media operations that were not sold to Alloy. Net cash proceeds from the sale were approximately $6,900,000.

Following the sale of the Company's media assets to Alloy, the Company failed to make certain interest payments owed to holders of $13,000,000 of the Company's subordinated notes due in 2005, and, the Company's subsidiary Network Event Theater, Inc. ("NET") failed to make certain interest payments owed to holders of $5,000,000 of NET's subordinated notes due in 2003. The holder of $12,000,000 of the Company's subordinated notes has declared these notes immediately due and payable under the terms of the notes and the holder of $2,765,000 of NET's subordinated notes has declared these notes immediately due and payable under the terms of the notes, which serves to accelerate the required payment of all $5,000,000 of NET's notes due in 2003, under the terms of these notes.

NET also failed to make payments owed in August and September in connection with a note issued by NET to a finance company, which has a current outstanding balance, including principal and interest owed, of approximately $500,000. On September 16, 2002, the finance company filed a lawsuit against NET seeking, among other things, repayment in full of this amount. (See "ITEM 3 -- Legal Proceedings" for further details.) In addition, the Company, NET, and NET's subsidiary American Passage Media, Inc. ("American Passage") have failed to make certain payments to creditors who have provided goods to or performed services for these companies in the past. As of June 30, 2002 the Company had approximately $25.4 million of current liabilities and $7.9 million of current assets.

The Company and its subsidiaries have deferred payments to their debt holders and creditors because the Company and its subsidiaries do not have sufficient cash to repay their debts and discharge other liabilities in full as they currently exist.

The Company is in the process of developing plans, with assistance from outside consultants, including the Company's accountants and legal advisors, to seek to make arrangements with creditors with respect to the restructuring of the debt and other liabilities of the Company and its subsidiaries. The Company is also in the process of seeking to implement certain changes to address recent weaker than expected performance of its retail subsidiary. There can be no assurance that the Company will succeed in effecting a restructuring or achieving sufficient improvement in its retail operations that will enable it or its subsidiaries to avoid the necessity of seeking bankruptcy protection. There also can be no assurance that the Company will not be the subject of involuntary bankruptcy proceedings initiated by its creditors.

The Company's consolidated financial statements in this report have been prepared on the assumption that the Company will continue as a going concern. However, the report of the Company's independent auditors dated September 27, 2002 includes a statement that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. (See "ITEM 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".)

The Company's ability to continue as a going concern is dependent upon a number of factors, including the outcome of its debt restructuring efforts, its ability to manage these efforts with significantly reduced staff and limited resources, its ability to continue reducing operating expenses, and the performance of its remaining retail operating subsidiary which may continue to experience declining revenues, increased costs, or other factors that may impact that business segment.

The Company also is exploring strategic alternatives with respect to this business segment, which could include seeking to dispose of some or all of the assets associated with this business segment if such disposition can be achieved on terms favorable to the Company. The Company believes that consummation of a disposition of all or substantially all of the assets associated with the retail business segment would require a vote of the Company's shareholders.

There can be no assurance that the Company will be able to successfully complete the steps necessary to continue as a going concern.

CORPORATE STRUCTURE

Network Event Theater, Inc. ("NET"), founded in 1995, held its initial public offering in 1996. In February 2000, NET was reorganized and became a wholly-owned subsidiary of a newly-established Delaware holding company, YouthStream Media Networks, Inc. ("YouthStream" or the "Company"). During fiscal 2002, YouthStream's operating subsidiaries were NET and American Passage Media, Inc. ("American Passage"), through which it conducted its media business; and Beyond the Wall, Inc., formerly Trent Graphics, Inc. ("Beyond the Wall"), through which it operated its retail business.

MEDIA BUSINESS

In fiscal 2002, YouthStream generated approximately 55% of its revenues from its media assets and businesses. The Company's and its subsidiaries' principal media assets included: (a) more than 20,000 proprietary "out-of-home" media distribution locations at universities, colleges, high schools and middle schools in the United States; (b) a database and other items related to the Company's newspaper placement business; (c) equipment related to the Company's advance movie screening business; (d) equipment, vehicles and other assets related to the Company's event marketing business; and (e) certain intellectual property including domain names, trademarks, and service marks related to the Company's media business (together, "Media Assets").

During fiscal 2002, the Company sought to increase media revenues by (a) seeking to reach more of the nation's teenagers; (b) targeting more youth off-campus;
(c) developing larger, Company-designed proprietary events; and (d) introducing customer acquisition capabilities to its event marketing services, among other things. Despite these efforts, the Company generated lower than expected revenues during fiscal 2002, experienced lower than expected gross margins on certain businesses, and faced severe liquidity issues during the last quarter of the fiscal year. These results were due to a number of factors including persistently negative economic conditions and increased competition in the sectors in which the Company operated, namely media and retail.

In response to its liquidity issue and downward revision of earnings, the Company implemented aggressive cost-cutting measures. It also pursued a number of alternatives to increase cash available to fund operations. These efforts ultimately were unsuccessful. The Company also engaged in discussions with a number of parties in an effort to sell various assets and assign certain liabilities associated with its media segment. As noted above, on August 5, 2002, following the close of the Company's fiscal year 2002, subsidiaries of the Company sold substantially all of the Media Assets to Alloy and Alloy assumed certain liabilities related to the Company's media segment (the "Alloy Transaction").

For fiscal 2003, YouthStream expects to report approximately $150,000 of revenues associated with the five weeks of fiscal 2003 during which it operated its media segment.

RETAIL BUSINESS

During fiscal 2002, YouthStream's Beyond the Wall subsidiary sold decorative wall posters, frames and related items (together, "Posters") to teenagers and young adults at on-campus sales events, in retail stores, and via the Internet. In fiscal 2002, the Company's retail segment generated approximately 45% of its revenues.

During fiscal 2002, Beyond the Wall sold Posters through two distribution channels: on-campus sales events ("Events") and a chain of retail stores. Beyond the Wall's on-campus sales events were held at more than 600 colleges and universities nationwide in the Fall and Spring of fiscal 2002, and generated more than $6,000,000 in revenues, making Beyond the Wall, the Company believes, the largest on-campus seller of Posters in the country.

As of June 30, 2002, Beyond the Wall also operated a chain of thirty-six retail stores ("Stores") operating in more than twenty states nationwide. During fiscal 2002, Stores were operating near college and university campuses, in urban locations, in tourist destinations, and in malls.

Revenues from the Company's retail segment grew approximately 49% in fiscal 2002 compared to fiscal 2001. However, Beyond the Wall has experienced weaker than expected performance in its Stores during the last quarter of fiscal 2002 and the first quarter of fiscal 2003, and generated lower than expected revenues from conducting its Events during the first quarter of fiscal 2003. The Company believes these declines are attributable to a variety of factors including, among other things, general economic conditions, issues related to the management of the Company's retail store expansion plan, the Company's limited ability to invest in capital expenditures, including a point-of-sale inventory tracking system, and increased competition. In addition to these factors, during the fourth quarter of fiscal 2002, three Beyond the Wall employees responsible for organizing Events and leading Beyond the Wall's Store expansion plan resigned without notice and attempted to establish a competing Events business. Beyond the Wall commenced litigation against these former employees that was promptly settled out-of-court; however, the company believes these events negatively impacted its ability to conduct Events and may continue to have a negative effect.

During fiscal 2003, Management decided to close at least fifteen to twenty unprofitable or non-strategic Beyond the Wall stores. The Company believes this will allow it to decrease the overhead necessary to manage the Beyond the Wall store chain and to increase profitability of existing Stores. Aggregate costs associated with closing these stores is expected to be approximately $100,000 to $150,000, which does not include additional costs expected to be experienced in terminating outstanding lease obligations associated with closing stores. Costs of terminating lease obligations cannot be quantified at this time and will depend on real estate market conditions and other factors, but the aggregate of lease termination expenses is not expected to exceed $1,100,000.

MEDIA SEGMENT:  ASSETS AND LIABILITIES ASSIGNED TO ALLOY

TANGIBLE AND INTANGIBLE ASSETS SOLD TO ALLOY

YouthStream operated three out-of-home advertising distribution networks in fiscal 2002 ("Networks"). First, YouthStream's high school wallboards, operating under the "GymBoards(R)" name, allowed clients to place advertisements on more than 15,000 gender specific message and information centers installed in boys' and girls' high school and middle school locker rooms. Second, YouthStream's college wallboard network, operating under the "Campus Voice(R)" name, consisted of more than 4,000 wallboards installed at universities and colleges across the country. Finally, YouthStream's network of more than 2,000 college newspaper advertising stands, operating under the "AdRax(R)" name, allowed advertisers to place messages at over 275 colleges and universities nationwide. The Networks and inventory related to the Networks were sold to Alloy as part of the Alloy Transaction.

YouthStream also provided event-marketing services to clients in fiscal 2002, including the ability to develop, plan and execute proprietary and custom events to advertise these clients' products and services. In addition, YouthStream partnered with major movie production studios to create on-campus advance screening and marketing promotions targeting the young adult market ("Screenings"). And, YouthStream operated a poster advertising service in fiscal 2002, providing clients with the ability to reach students in their own environments via bulletin boards on campuses nationwide. As part of the Alloy Transaction, the Company sold certain assets related to these event-marketing businesses, including vehicles, inventory, and other equipment. The Company retained certain equipment related to its Screenings business as detailed in "MEDIA SEGMENT: ASSETS AND LIABILITIES NOT TRANSFERRED TO ALLOY" below.

During fiscal 2002, YouthStream's college newspaper advertising placement service provided clients with the ability to run advertising in college and graduate school newspapers in the United States. YouthStream's assets used in connection with this business included a database containing information about these newspapers. This database was sold to Alloy as part of the Alloy Transaction.

In addition, the registered trademarks and service marks associated with the Media Assets, including "YouthStream Media Networks," "Y YouthStream Media Networks" (and the YouthStream logo), "NET Network Event Theater," "NET" (and the NET logo), "American Passage," "GymBoards," "AdRaX," "Campus Voice," "Campus Voice" (stylized), and "HotStamp" were sold to Alloy as part of the Alloy Transaction. The Company's rights to certain other marks including "FUND-U," "TEENSCREEN," and "THUNDERDORM" also were assigned to Alloy as part of the Alloy Transaction. And, domain names associated with the Company's media business, including www.youthstream.com and www.teen.com, were sold to Alloy.

MEDIA SEGMENT:  ASSETS AND LIABILITIES NOT TRANSFERRED TO ALLOY

Subsequent to the Alloy Transaction, the Company retained approximately $1,600,000 of current assets and $1,600,000 of payables and accrued expenses relating to this segment. The Company also retained certain liabilities, primarily in connection with office and equipment leases.

In addition, forty-eight of the theaters operated by YouthStream as part of its Screenings business during fiscal 2002 ("Satellite Schools") featured closed-circuit satellite and digital projection technologies ("Satellite Equipment") that allowed YouthStream to simulcast movies, concerts, featured speakers and other live events to student audiences nationwide. Prior to the close of the fiscal year 2002 the Company determined it would cease using the Satellite Equipment during fiscal 2003. The Company intended to conduct satellite programming through more cost-effective alternative means. However, this business was sold to Alloy prior to any Screenings being conducted in fiscal 2003.

The Satellite Equipment acts as collateral pursuant to a Master Loan and Security Agreement between NET and Wells Fargo Equipment Finance, Inc. ("Wells Fargo"), as successor in interest to Charter Financial, Inc. ("Wells Fargo Loan"), and the Satellite Equipment was not sold to Alloy as part of the Alloy Transaction.

NET is also a party to agreements with the Satellite Schools ("School Contracts") that allowed NET to use the Satellite Equipment installed at Satellite Schools to conduct Screenings. Upon termination of these School Contracts by NET, NET is required to remove the Satellite Equipment and restore the venues where the Satellite Equipment is installed to its pre-installation condition. These School Contracts and any liabilities associated with these School Contracts were not assigned to Alloy.

During fiscal 2002, the Company also conducted customer acquisition programs for clients, as part of its event marketing business. Virtually all of the Company's customer acquisition program revenues during fiscal 2002 were generated pursuant to an agreement with a major credit card company ("Credit Card Agreement"). The Credit Card Agreement expired in August 2002 and was not assigned to Alloy.

NON-COMPETITION AGREEMENT

Pursuant to the purchase agreement in the Alloy Transaction, until August 5, 2004, the Company is prohibited from engaging in certain businesses similar to those it sold to Alloy, including (a) owning or operating display media boards, and/or providing related marketing and media network services, targeting individuals aged 10 through 24; (b) developing, soliciting and/or placing advertising for any third party in print media, targeting individuals aged 10 through 24; (c) owning and/or operating college newspaper advertising stands;
(d) conducting event marketing programs targeting individuals aged 10 through 24; (e) conducting film screenings on college and/or university campuses; (f) conducting acquisition or promotional events on college and/or university campuses except for marketing or promotional events directly and solely related to its retail poster business; (g) conducting customer acquisition programs, targeting individuals aged 10 through 24; and (h) conducting any other advertising, promotions or services business whose primary method of generating revenue is to promote the products or services of any third party to individuals aged 10 through 24.

RETAIL SEGMENT:  PRODUCTS AND SERVICES

ON-CAMPUS COLLEGE POSTER SHOWS

The Company believes that its Events constitute the largest network of on-campus poster shows in the nation's college market. In fiscal 2002, Beyond the Wall held Events on more than 600 campuses nationwide. More than 500,000 posters, frames and other items were purchased during these Events, generating approximately 43% of the Company's retail segment revenues for fiscal 2002.

RETAIL STORE OPERATIONS; ONLINE SALES

Beyond the Wall also operates its retail poster Stores in college towns, major urban areas, tourist destinations and malls around the country. As of June 30, 2001, Beyond the Wall operated thirty-one Stores. During fiscal 2002, Beyond the Wall opened sixteen new Stores and closed eleven Stores. As of June 30, 2002, it operated thirty-six Stores. Beyond the Wall's Stores generated approximately 56% of the Company's retail segment revenues for fiscal 2002. The remainder of Beyond the Wall's sales were generated through its website beyondthewall.com.

RETAIL STRATEGY

Beyond the Wall's retail strategy during fiscal 2002 consisted of several primary initiatives. First, Beyond the Wall executed an expansion plan, opening sixteen new Stores. New store openings were designed to increase revenues generated by the Company's retail segment, and during fiscal 2002, revenues from this segment increased 49%.

During fiscal 2002, Stores were opened in several states near college campuses, in tourist destination locations, in urban areas, and in malls, to determine which locations would most successfully generate revenues and profits for the Company. The Company experienced the most successes with its urban and campus Stores located in the Northeast and Midwest.

During fiscal 2003, Beyond the Wall intends to focus on closing at least fifteen to twenty unprofitable or non-strategic Stores, and to seek to increase revenue and profitability in its remaining Stores. The Company believes these efforts will allow it to decrease the overhead associated with operating its remaining Stores, and to focus on increasing profits in the Stores it continues to maintain.

The Company may also seek to consummate a sale or other disposition of all or part of its retail assets if such sale or disposition can be completed on terms favorable to the Company. The Company believes any sale of all or substantially all of these assets would require approval by the Company's shareholders.

COMPETITION

The retail decorative wall poster industry for teens and young adults is both highly competitive and fragmented. The Company believes that the principal bases upon which Beyond the Wall competes are selection, quality, price, store location and service. Beyond the Wall's Stores compete with other sellers of decorative art, some of which are more established, better capitalized or have access to greater resources than Beyond the Wall. Although Beyond the Wall believes it is currently the largest and most established on campus seller of Posters via its annual Events, competition from other businesses seeking to schedule events similar to Beyond the Wall's Events on campuses has increased and can be expected to continue increasing.

SEASONALITY

The seasonality of the Company's retail businesses affects its profitability. Since products are most often purchased during the academic school year primarily from August through October, the Company experiences substantial seasonality in sales and profitability during the year.

PERSONNEL

MEDIA

As of August 1, 2002, the Company employed sixty-five full-time employees in connection with its media operations. By September 30, 2002, all of these employees were transferred to Alloy or terminated by the Company pursuant to the Alloy Transaction.

RETAIL

As of August 1, 2002, the Company employed 103 full-time employees and seventy-seven part-time employees in connection with its retail operations. None of these employees are represented by a collective bargaining unit, and the Company believes that relations with these employees are good.

CORPORATE

During the first three quarters of fiscal 2002, James "P.T." Lucchesi served as the Company's President and Chief Executive Officer, and Irwin Engelman acted as its Chief Financial Officer. On April 11, 2002, Mr. Lucchesi and Mr. Engelman ceased to be employed by the Company. Also on April 11, Dennis Roche was appointed to be the Company's President and Chief Operating Officer and Wesley Ramjeet, the Company's Corporate Controller, was appointed to be the Company's Acting Chief Financial Officer. On August 9, 2002, following the close of the Alloy Transaction, Mr. Roche resigned from the Company. On August 17, 2002, Jonathan Diamond, a member of the Company's Board of Directors, became the Company's Interim Chief Executive Officer and has acted on a consulting basis in a management supervisory capacity.

As of September 30, 2002, four full-time employees--including the Company's Acting Chief Financial Officer and its General Counsel--continue to perform services principally dedicated to debt restructuring and winding down the operations of American Passage and NET, including collection of receivables, settlement of payables and liabilities, and general corporate matters. Two additional full-time employees are providing transitional services to the Beyond the Wall retail subsidiary, as well as assisting with general corporate matters.

The Company's Chairman and Chief Corporate Strategist, Harlan Peltz, also continues to perform services for the Company pursuant to a contract between himself and the Company which terminates on February 28, 2003.

ITEM 2. PROPERTIES

The Company's principal executive offices are located in approximately 20,000 square feet of leased space in New York City pursuant to a lease expiring during the fiscal year ending June 30, 2006. Annual rent payable under that lease is approximately $392,000. Rental payments under that lease have not been made by the Company to the landlord of this property since June 1, 2002, and, pursuant to a letter of credit in favor of the landlord, the landlord had drawn down approximately $150,000 under the letter of credit as of August 30, 2002. The current available balance under the letter of credit as of September 30, 2002 is approximately $150,000.

During fiscal 2002 the Company also rented office space in Cambridge and Acton, Massachusetts; Seattle, Washington; Los Angeles, California; Chicago, Illinois and Tempe, Arizona, related to its media segment operations. All of these offices have been vacated by the Company in advance of the lease expiration dates. The Company executed settlements or obtained releases of claims from the landlords of the Acton and Cambridge, MA and Los Angeles, CA offices. The landlord of the Chicago, IL office has filed a lawsuit against the Company seeking damages in the amount of approximately $15,000 in connection with this lease.

Beyond the Wall also owns a warehouse containing office space in Stroudsburg, Pennsylvania, where the Company's retail operations are headquartered.

As of June 30, 2002, Beyond the Wall was a party to leases for retail stores operating in Ann Arbor, Michigan; Athens, Georgia; Berkeley, California; Bloomington, Indiana; Boulder, Colorado; Newark, Delaware; Burlington, Vermont; Champaign, Illinois; Chicago, Illinois; East Lansing, Michigan; Washington, D.C.; Harrisburg, Pennsylvania; Holyoke, Massachusetts; Ithaca, New York; Knoxville, Tennessee; Lawrence, Kansas; Lexington, Kentucky; Los Angeles, California; Myrtle Beach, South Carolina; New Hope, Pennsylvania; New York, New York; Philadelphia, Pennsylvania; Saint Louis, Missouri; Seattle, Washington; Tempe, Arizona; Chesapeake, Virginia; Hadley, Massachusetts; Jefferson Valley, New York; Valley Mall, Virginia; Nanuet, New York; Augusta, Georgia; Tallahassee, Florida; and Charlottesville, Virginia. The total future lease obligations as of June 30, 2002 for Beyond the Wall was approximately $2.5 million.

As of June 30, 2002, Beyond the Wall had vacated non-performing stores in Northampton, Massachusetts; Dinkytown, Minnesota; Cincinnati, Ohio; Cleveland, Ohio; and Chicago, Illinois, in advance of the termination dates for the leases governing these stores. Beyond the Wall intends to seek negotiated settlements of these liabilities where possible.

The Company believes it has adequate insurance to cover the value of its leased property and the personal property therein.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to certain legal proceedings commenced against it by former employees of the Company's subsidiaries. These actions include: (a) a litigation pending in the District Court of Travis County, Texas by a former employee of the Company's CommonPlaces, LLC ("CP") subsidiary claiming that he is entitled to receive, without cost, an aggregate of 215,083 shares of YouthStream common stock; (b) a litigation filed in the U.S. District Court for the District of Massachusetts by a former CP employee seeking damages based on claims for breach of his employment contract, breach of implied covenants of good faith, and violation of the Massachusetts unfair and deceptive trade practices act; and (c) an arbitration filed in New York by the Company's former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company is currently defending these actions and has asserted counterclaims against the plaintiffs in two of these actions.

In addition, certain creditors of the Company and its subsidiaries and certain holders of the Company's and its NET subsidiary's debt have asserted or have threatened claims against the Company and its subsidiaries, which are the result of the Company's failure to pay certain debts and liabilities as they came due.

Among the claims is a litigation filed in New York State Court by Wells Fargo in connection with the Wells Fargo Loan, seeking past due payments and future payments, late charges and interest costs and expenses, and certain collateral in connection with NET's failure to make certain payments owed under the Wells Fargo Loan.

In addition, certain landlords of stores which Beyond the Wall has vacated in advance of the expiration dates of the Store leases or failed to pay rent when due have commenced litigation against Beyond the Wall.

Given the Company's current financial situation, the costs of defending these proceedings, diversion of management's attention to these matters, or the outcome of such proceedings could have a material adverse effect on the Company's financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "YSTM". The following table sets forth the high and low closing bid prices for the common stock as furnished by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     Fiscal 2002                                                HIGH      LOW
                                                                ----      ---

         First Quarter.....................................     2.38      0.88
         Second Quarter....................................     1.51      1.15
         Third Quarter.....................................     1.39      0.51
         Fourth Quarter....................................     0.77      0.11

     Fiscal 2001

         First Quarter.....................................     7.31      3.13
         Second Quarter....................................     3.78       .75
         Third Quarter.....................................     1.94       .75
         Fourth Quarter....................................     1.79       .63

As of June 30, 2002, there were approximately 224 holders of record of the Company's common stock. To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The board of directors does not intend to declare any dividends in the foreseeable future but instead intends to retain earnings for use in the Company's business operations.

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


                                                                        Year ended June 30,
                                                -------------------------------------------------------------------
                                                   2002           2001           2000          1999          1998
                                                -------------------------------------------------------------------
                                                               (In thousands, except per share data)
Net sales and other income ................     $  33,076      $  25,875      $  28,221      $ 13,266      $ 11,188
Net loss
  Loss from continuing operations .........       (20,802)       (26,106)       (10,023)       (9,190)       (7,231)
  Loss from discontinued operations .......           290       (211,697)       (39,865)         --            --
Net loss ..................................       (20,512)      (237,803)       (49,888)       (9,190)       (7,231)
Total Assets ..............................        19,987         48,706        276,445        30,252        15,676
Long-term debt and capital lease
  obligations, less current portion .......           113 (1)     18,635         18,815         6,589         3,459

Basic and diluted
  Loss from continuing operations .........         (0.68)         (0.89)         (0.47)        (0.72)        (0.69)
  (Loss)/gain from discontinued operations           0.01          (7.22)         (1.89)         --            --
Net loss ..................................         (0.67)         (8.11)         (2.36)        (0.72)        (0.69)
Weighted average basic and diluted
  common stock outstanding ................        30,414         29,334         21,111        12,800        10,508

(1) Excludes $18,184 of long term debt classified as current which was in default.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to discharge its liabilities and restructure its debt, changing consumer tastes and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The Company's consolidated financial statements are not directly comparable from period to period due to acquisition and discontinued activities. The following financial analysis compares the twelve months ended June 30, 2002 to the twelve months ended June 30, 2001 and compares the twelve months ended June 30, 2001 to the twelve months ended June 30, 2000.

RESULTS OF OPERATIONS

(in thousands)

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

For the twelve months ended June 2002, net revenues were $33,076 as compared to $25,875 for the twelve months ended June 30, 2001. The increase of $7,201 was due to an increase in the media segment of $2,268 and an increase of $4,933 in the retail segment. The retail segment increase was attributable to comparable same stores sales growth as well as the rapid expansion of the retail store chain. The media increase was due primarily to the growth of the event marketing business.

For the twelve months ended June 30, 2002, cost of goods sold were $15,277 as compared to $13,342 for the twelve months June 30, 2001. The increase of $1,935 was due to the growth of the event marketing business, which has a lower gross profit margin, and the increase in the retail segment expense was a function of increased revenue in that segment primarily related to same store growth and expansion of the retail store chain.

For the twelve months ended June 30, 2002, selling, general and administrative expenses were $20,688 as compared to $20,627 for the twelve months ended June 30, 2001. The increase of $61 was due to higher costs associated with the opening of retail stores, offset by savings attributable to lower headcount in the media business.

For the twelve months ended June 30, 2002, corporate expenses were $6,123 as compared to $8,163 for the twelve months ended June 30, 2001. The decrease of $2,040 was due to various cost cutting initiatives, including the reduction in corporate officers and staff.

For the twelve months ended June 30, 2002, depreciation and amortization expenses were $2,731 as compared to $3,814 for the twelve months ended June 30, 2001. The $1,083 decrease was due primarily to the adoption of FAS 142, a new accounting policy that no longer permits amortization of goodwill.

For the twelve months ended June 30, 2002, interest income was $450 as compared to $2,131 for the twelve months ended June 30, 2001. The decrease of $1,681 was due to lower interest income earned on decreased cash balances.

For the twelve months ended June 30, 2002, interest expense was $3,080 as compared to $3,156 for the twelve months ended June 30, 2001. The decrease of $76 was primarily related to the decrease in long-term debt.

For the twelve months ended June 30, 2002, loss from discontinued operations was $587 as compared to $47,744 for the twelve months ended June 30, 2001. For the twelve months ended June 30, 2001, the loss from discontinued operations of $47,744 represents operating losses for the Company's online segment primarily incurred during the period from January to June 2001.

For the twelve months ended June 30, 2002, gain on disposal of discontinued operations was $877, as compared to a loss on disposal of discontinued operations of $163,953 for the twelve months ended June 30, 2001.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

In order to make more meaningful comparisons with fiscal 2000's full-year results, adjustments for "contributed media revenue," HotStamp Cities program and Beyond the Wall have been made. Contributed media revenue was recognized in fiscal 2002 as a result of the Company's acquisition of a 48 percent minority interest in CommonPlaces. After acquiring the remaining 52 percent in February 2000, contributed media revenue was no longer recognized. In fiscal 2001, the Company discontinued its HotStamp Cities program and Beyond the Wall catalog and, as such, their revenues were excluded from the adjusted revenue. The following table represents revenue adjusted for contributed media, HotStamp Cities program and Beyond the Wall revenues.

                                                             (in thousands)
                                                          ---------------------
                                                           FY 2001     FY 2000
                                                          ---------------------
   Revenues as stated in the Financial Statements .....   $ 25,875     $ 28,221
   Contributed Media ..................................       --       $ (2,890)
                                                          ---------------------
   Subtotal ...........................................   $ 25,875     $ 25,331

   HotStamp "Cities Program" and Beyond the Wall
   Catalog ............................................   $ (1,794)    $ (4,136)
                                                          ---------------------

   Adjusted Revenue ...................................   $ 24,081     $ 21,195
                                                          =====================

For the twelve months ended June 30, 2001, adjusted net revenues were $24,081 compared to $21,195 for the twelve months ended June 30, 2000. The revenue growth of $2,886 was attributable to an increase of retail of $2,366 and an increase in the media segment of $520. Revenue growth in the Company's retail segment was attributable to the increase in the number of stores opened by the Company and same store growth. Media revenue growth was attributable to the event marketing business.

For the twelve months ended June 30, 2001, cost of sales was $13,342 as compared to $12,838 for the twelve months ended June 30, 2000. The increase of $504 was due to a decline of $161 in the media segment and a $665 increase in the retail segment. The increase in the retail segment was a function of increased revenue.

For the twelve months ended June 30, 2001, selling, general and administrative expenses were $20,627 as compared to $14,811 for the twelve months ended June 30, 2000. The increase of $5,816 was due primarily to higher costs incurred in the retail segment, including $2,800 of one-time costs related to the acquisition of Beyond the Wall and higher expenses related to the expansion of the retail store chain.

For the twelve months ended June 30, 2001, corporate expenses were $8,163 as compared to $6,041 for the twelve months ended June 30, 2000. The increase of $2,122 includes $1,100 related to the cost of expanding the senior management team, $500 related to the exploration of a venture in the People's Republic of China, and $522 relating to severance and moving expenses.

For the twelve months ended June 30, 2001, depreciation and amortization expenses were $3,814 ($2,177 in Cost of Sales) as compared to $3,500 ($1,648 in Cost of Sales) for the twelve months ended June 30, 2000. The increase of $314 was primarily due to the increased fixed assets in the media segment as well as the additional stores in the retail segment.

For the twelve months ended June 30, 2001, impairment loss on assets was $6,912. This entailed a charge of $4,750 for the write-down of a promotional credit that was acquired by the Company when it purchased sixdegrees, inc., a write-down of $1,845 for the remaining HotStamp(R) assets and a write-down of $317 on the remaining goodwill of Beyond the Wall(R).

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

For the twelve months ended June 30, 2001, interest expense was $3,156 as compared to $1,000 for the twelve months ended June 30, 2000. The increase of $2,156 was primarily related to the increase in long-term debt.

For the twelve months ended June 30, 2001, loss from discontinued operations was $47,744 as compared to $39,865 for the twelve months ended June 30, 2000. The twelve months ended June 30, 2001, loss from discontinued operations of $47,744 represented operating losses for the online segment from July to the December 2000 measurement date. The twelve months ended June 30, 2000, loss from discontinued operations of $39,865 represented operating losses for the online segment incurred during the period January to June 2000.

For the twelve months ended June 30, 2001, loss on disposal of discontinued operations was $163,953. The loss on disposal primarily represents the write-down of net assets, including goodwill of the online segment and provision for operating losses during the phase-out period. The final disposal occurred during the twelve months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of June 30, 2002, the Company had $0.5 million in cash and marketable securities, a decrease of $20.0 million from June 30, 2001. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated September 27, 2002 that includes an explanatory paragraph stating that the Company's recurring losses, accumulated deficit, and debt in default, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations. The Company might find it necessary to rely upon financing from debt, if made available, or on the sale of equity securities to continue to sustain its operations and to be able to meet its cash demands. There can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company's continued existence. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from the operation of the retail business to meet the Company's obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See "Item 1, Business--Going Concern".

During the year ended June 30, 2002, the Company used $15.1 million cash in operating activities mostly related to its $20.5 million loss during 2002, which included cash used in discontinued operations of $2.6 million and non-cash activities $2.7 million for depreciation and amortization, and $8.1 million in loss on disposal of assets. During the year ended June 30, 2001 the Company used $20.9 million in operating activities, mostly related to its $ $237.8 million loss during 2001, which included $197.3 million relating to the Company's discontinued operations and non-cash activities of $7.0 million in impairments of goodwill and other assets, and $3.8 million in depreciation and amortization. During the year ended June 30, 2000, the Company used $28.4 million in operating activities, mostly related to its $49.9 million loss during 1999 which included discontinued operations of $22.4 million and non-cash activities of $3.5 million in depreciation and amortization.

For the year ended June 30, 2002, the Company generated $3.2 million in investing activities primarily relating to the sale of $5.7 million of investment in marketable debt securities, offset by $1.4 million for the purchase of fixed assets, $1.1 million in connection with additional earnout payment on the retail acquisition and purchase of an event marketing plan. For the year ended June 30, 2001, the Company generated $18.2 million in investing activities primarily relating to the sale of investment in marketable debt securities, offset by $1.8 million for capital expenditures. For the year ended June 30, 2000, the Company used $29.1 million in investing activities, including $25.2 million from the purchase of marketable debt securities.

Net cash used in financing activities was $2.4 million for the year ended June 30, 2002 and $0.6 million for the year ended June 30, 2001. For the year ended June 30, 2000, the net cash provided by financing activities was $68.7 million.

The Company's principal commitments consist of obligations outstanding under operating leases totaling approximately $5.4 million.

The Company's capital requirements depend on its revenue growth, operating structure and the amount of resources devoted to the retail operations.

The Company does not have any material commitments for capital expenditures.

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

ADDITIONAL UNCERTAINTIES

In July 2002, the Company obtained an agreement with the holder of $11,500,000 of the subordinated notes ("YSTM Notes") whereby the installment of interest in the amount of approximately $633,000 due by the Company to this note holder on June 30, 2002 was deferred until August 31, 2002. On August 31, 2002, the Company failed to make the deferred interest payment. According to the terms of the YSTM Notes, the Company's failure to pay the deferred interest on the YSTM Notes when it became due and payable, after a period of five business days, constitutes an "Event of Default." If an Event of Default occurs and is continuing, the holders of at least a majority in aggregate principal amount of the outstanding YSTM Notes may, upon notice to the Company ("Notice"), declare the unpaid principal of and any accrued interest on all of the YSTM Notes to be immediately due and payable. On September 9, 2002, the Company received such Notice.

In July 2002, the Company obtained an agreement with the holder of the $1,000,000 of subordinated notes ("YSTM 2 Notes") due July 31, 2005 whereby the installment of interest in the amount of approximately $55,000 due by the Company to this note holder on June 30, 2002 was deferred until August 31, 2002. On August 31, 2002, the Company failed to make the deferred interest payment. According to the terms of the YSTM 2 Notes, the Company's failure to pay interest on any of the YSTM 2 Notes when the interest becomes due and payable, after a period of five business days, constitutes an "Event of Default." If an Event of Default occurs and is continuing, the holders of at least a majority in aggregate principal amount of the YSTM 2 Notes may, upon notice to the Company, declare the unpaid principal of and any accrued interest on all of the YSTM 2 Notes to be immediately due and payable. The Company has not, to date, received any notice declaring the YSTM 2 Notes immediately due and payable; however, no assurance can be given that such notice will not be issued by the note holder.

In July 2002, NET obtained agreements with eight of the holders of the NET Notes whereby interest payments in the aggregate amount of approximately $275,000 due by NET to these note holders on July 8, 2002 was deferred until September 8, 2002. On September 8, 2002, NET failed to make the deferred interest payments. According to the terms of the NET Notes, NET's failure to pay interest on any of the NET Notes when the interest becomes due and payable, after a period of five business days, will constitute an "Event of Default." If an Event of Default occurs and is continuing, the holders of at least a majority in aggregate principal amount of the NET Notes may, upon notice to NET, declare the unpaid principal of and any accrued interest on all of the NET Notes to be immediately due and payable. On September 24, 2002, NET received such notice.

NET also failed to make payments of approximately $65,000 due on August 1, 2002 and $65,000 due on September 1, 2002, in connection with a note issued by NET to a finance company in March 2000 in the aggregate principal amount of $1,971,000 (the "NET Note"). The NET Note bears interest at the rate of 11.95% per annum and is secured by certain equipment owned by NET. On September 6, 2002, NET received notice from the finance company holding the NET Note stating that the entire outstanding indebtedness under the NET Note is due and payable pursuant to the terms of the NET Note. On September 16, 2002, the holder of the NET note commenced litigation against NET seeking repayment of the NET note, among other things.

Management is in the process of developing plans, with assistance from outside consultants, including the Company's accountants and legal advisors, to seek to make arrangements with creditors with respect to the restructuring of the debt and other liabilities of the Company and its subsidiaries. There can be no assurance that the Company will succeed in effecting a restructuring that will enable it or its subsidiaries to avoid bankruptcy.

ITEM 8. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company's remaining media accounts receivable are subject, in the normal course of business, to collection risks. These receivables are subject to additional collection risks, due to the sale of the Company's Media Assets and limited remaining resources with which to pursue these receivables.

Interest Rate Risk

The Company's investments are classified as cash and cash equivalents and debt securities with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by the Company.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements: Consolidated Balance Sheets at June 30, 2002 and 2001, Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000, Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000, Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000.

     (2) Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts {All other financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.}

(c)  Exhibits:

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

10.4 Non-Incentive Stock Option Agreement dated June 17, 1996 between the Company and Don Leeds incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).

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

10.47 Non-Qualified Stock Option Agreement of James G. Lucchesi dated July 2, 2001.

10.48 Non-Qualified Stock Option Agreement of James G. Lucchesi dated July 2, 2001.

10.49 Amendment to the Employment Agreement (dated June 20, 2000) dated June 29, 2001 for James G. Lucchesi.

10.50 Amendment to Non-Qualified Stock Option Agreement (dated July 31, 2000) dated June 29, 2001 for James G. Lucchesi.

10.51 Amendment to Non-Qualified Stock Option Agreement (dated June 20, 2000) dated June 29, 2001 for James G. Lucchesi.

21*   Subsidiaries of the Company.

23*   Consent of Ernst & Young LLP.

---------------

*Filed herewith

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX


Report of Independent Auditors...........................................................   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 2002 and 2001....................................   F-3

Consolidated Statements of Operations for the years ended
  June 30, 2002, 2001 and 2000...........................................................   F-4

Consolidated Statements of Cash Flows for the years ended
  June 30, 2002, 2001 and 2000...........................................................   F-5

Consolidated Statements of Stockholders' (Deficiency) Equity for the years ended
  June 30, 2002, 2001 and 2000...........................................................   F-7

Notes to Consolidated Financial Statements...............................................   F-8


The following consolidated financial statement schedule of YouthStream Media Networks,
Inc. is included in Item 14(a):

Schedule II: Valuation and qualifying accounts...........................................   S-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
YouthStream Media Networks, Inc.

We have audited the accompanying consolidated balance sheets of YouthStream Media Networks, Inc. (the "Company") as of June 30, 2002 and 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' (deficiency) equity for each of the three years in the period ended June 30, 2002. Our audit also included the financial statement schedule listed in the Index at item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Youthstream Media Networks, Inc. as of June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Youthstream Media Networks, Inc will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital and stockholders' deficiency. In addition, the Company is in default with respect to its long-term debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                      /s/ Ernst & Young LLP

New York, New York
September 27, 2002

                        YouthStream Media Networks, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                                    June 30,     June 30,
                                                                                      2002         2001
                                                                                   ---------    ---------
Assets
Current assets:
  Cash and equivalents .........................................................   $     597    $  14,927
  Marketable debt securities, at amortized cost ................................        --          5,655
  Accounts receivable, net of allowance for doubtful
    accounts of $176 and $171 at June 30, 2002 and
    2001, respectively .........................................................       3,584        2,461
  Inventories, net of allowance of $464 and $146 at
    June 30, 2002 and 2001, respectively .......................................       2,584        2,606
  Prepaid expenses .............................................................         185          387
  Deposits and other current assets ............................................         225          240
  Restricted cash ..............................................................         768          576
                                                                                   ---------    ---------
Total current assets ...........................................................       7,943       26,852

Property and equipment, net ....................................................       4,560        6,612
Deferred financing costs, net ..................................................       2,560        3,375
Intangible assets, net .........................................................       4,924       10,785
Restricted cash ................................................................        --            752
Non-current assets from discontinued operations ................................        --            330
                                                                                   ---------    ---------
Total assets ...................................................................   $  19,987    $  48,706
                                                                                   ---------    ---------

Liabilities and stockholders' (deficiency) equity
Current liabilities:
  Accounts payable .............................................................   $   1,931    $   2,723
  Accrued employee compensation ................................................         585        1,973
  Accrued expenses .............................................................       3,007        3,093
  Current liabilities of discontinued operations ...............................         698        3,381
  Deferred revenues ............................................................         548        1,750
  Current portion of deferred purchase price ...................................         375        1,500
  Current portion of capitalized lease obligations .............................          30           46
Current maturities of long-term debt in default (see Note 6) ...................      18,184        1,169
                                                                                   ---------    ---------
Total current liabilities ......................................................      25,358       15,635
Net non-current liabilities of discontinued operations .........................          38          185
Capitalized lease obligations ..................................................         113            5
Long-term debt .................................................................        --         18,630
Deferred rent ..................................................................         358          366
Deferred purchase price ........................................................        --            375

Commitments and contingencies ..................................................        --           --

Stockholders' (deficiency) equity:
  Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and
    outstanding ................................................................        --           --
  Common stock, $.01 par value, 100,000 shares authorized,
    33,591 and 30,091 shares issued at June 30, 2002
    And 2001, respectively .....................................................         336          301
  Additional paid-in capital ...................................................     330,774      329,097
  Accumulated deficit ..........................................................    (336,161)    (315,649)
  Treasury stock, 607 shares and 143 shares at June 30, 2002 and 2001,
    respectively ...............................................................        (829)        (239)
                                                                                   ---------    ---------
Total stockholders' (deficiency) equity ........................................      (5,880)      13,510
                                                                                   ---------    ---------
Total liabilities and stockholders' (deficiency) equity ........................   $  19,987    $  48,706
                                                                                   =========    =========

                 See notes to consolidated financial statements.

                        YouthStream Media Networks, Inc.
                      Consolidated Statements of Operations
                     (In thousands, except per share amount)


                                                                                      YEAR ENDED JUNE 30,
                                                                            ---------------------------------------
                                                                              2002            2001           2000
                                                                            ---------      ---------      ---------
Net revenues ........................................................       $  33,076      $  25,875      $  28,221
Operating expenses:
  Cost of goods sold, including depreciation of $1,866,
    $2,177 and 1,648, in 2002, 2001 and 2000, respectively ..........          15,277         13,342         12,838
  Selling, general and administrative expenses ......................          20,688         20,627         14,811
  Corporate expenses ................................................           6,123          8,163          6,041
  Depreciation and amortization .....................................             865          1,637          1,852
  Loss on impairment of assets ......................................           8,111          6,912           --
                                                                            ---------      ---------      ---------
Total operating expenses ............................................          51,064         50,681         35,542
                                                                            ---------      ---------      ---------

Loss from operations ................................................         (17,988)       (24,806)        (7,321)

Equity loss in investment ...........................................            --             --           (2,890)
Interest income .....................................................             450          2,131          1,617
Other income ........................................................            --             --               64
Interest expense ....................................................          (3,080)        (3,156)        (1,000)
                                                                            ---------      ---------      ---------
Loss before provision for income taxes ..............................         (20,618)       (25,831)        (9,530)
Provision for income taxes ..........................................             184            275            493
                                                                            ---------      ---------      ---------
Loss from continuing operations .....................................         (20,802)       (26,106)       (10,023)
  Loss from discontinued operations .................................            (587)       (47,744)       (39,865)
  (Loss)/gain on disposal of discontinued operations ................             877       (163,953)          --
                                                                            ---------      ---------      ---------
Net loss ............................................................       $ (20,512)     $(237,803)     $ (49,888)
                                                                            =========      =========      =========

Per share of common stock basic and diluted
  Loss from continuing operations ...................................       $   (0.68)     $   (0.89)     $   (0.47)
  Loss from operation of discontinued operations ....................       $   (0.02)     $   (1.63)     $   (1.89)
  (Loss)/gain on disposal of discontinued operations ................       $    0.03      $   (5.59)          --
                                                                            ---------      ---------      ---------
Net loss ............................................................       $   (0.67)     $   (8.11)     $   (2.36)
                                                                            =========      =========      =========

Weighted average basic and diluted common shares outstanding ........          30,414         29,334         21,111
                                                                            =========      =========      =========

                 See notes to consolidated financial statements.

                        YouthStream Media Networks, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                 YEAR ENDED JUNE 30,
                                                                        -----------------------------------
                                                                           2002         2001        2000
                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................................    $ (20,512)   $(237,803)   $ (49,888)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Loss from discontinued operations ................................          587       47,744       39,865
  (Gain)/loss on disposal of discontinued operations ...............         (877)     163,953         --
  Net change in assets and liabilities of discontinued operations ..       (2,556)     (14,413)     (17,440)
  Bad debt expense .................................................          131         --            246
  Depreciation and amortization ....................................        2,731        3,814        3,500
  Loss on impairment of assets .....................................        8,111        6,912         --
  Loss on disposal of equipment ....................................          244           24         --
  Non-cash compensation ............................................         --           --            126
  Amortization of deferred financing costs .........................          815          750          181
  Amortization of original issue discount on Subordinated Notes ....          122           84           38
  Deferred rent ....................................................           (8)          13          106
Changes in assets and liabilities net of acquisitions:
  Accounts receivable ..............................................       (1,254)       2,296       (1,562)
  Inventory ........................................................           22       (1,135)        (619)
  Prepaid expenses .................................................          202          236          806
  Deposits, other current assets and restricted cash ...............          575        2,663       (2,774)
  Accounts payable .................................................         (792)       1,231         (999)
  Accrued employee compensation ....................................       (1,388)         860          334
  Accrued expenses .................................................          (86)         784         (399)
  Deferred revenues ................................................       (1,202)       1,086          106
                                                                        ---------    ---------    ---------
Net cash used in operating activities ..............................      (15,135)     (20,901)     (28,373)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures ...............................................       (1,410)      (1,795)      (3,238)
Proceeds from sale of equipment ....................................         --            167         --
Sale (purchase) of investments in marketable debt securities .......        5,655       19,534      (25,189)
Other assets .......................................................         --            390         (181)
Payment for business acquisitions, net of cash acquired ............       (1,050)        (100)        --
Additions to deferred financing costs ..............................         --           --           (494)
                                                                        ---------    ---------    ---------
Net cash provided by (used in) investing activities ................        3,195       18,196      (29,102)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock and exercise of
  warrants and options .............................................         --            127       56,027
Repurchase of common stock .........................................         (590)        (239)
Net proceeds from issuance of warrants in connection
  with long-term debt ..............................................         --             35         --
Repayment of capitalized lease obligations .........................          (63)        (254)         (41)
Proceeds from long-term debt .......................................         --            965       13,551
Repayment of long-term debt ........................................       (1,737)      (1,234)        (876)
                                                                        ---------    ---------    ---------
Net cash provided by (used in) financing activities ................       (2,390)        (600)      68,661
                                                                        ---------    ---------    ---------

Net (decrease) increase in cash and equivalents ....................      (14,330)      (3,305)      11,186
Cash and equivalents at beginning of year ..........................       14,927       18,232        7,046
                                                                        ---------    ---------    ---------
Cash and equivalents at end of year ................................    $     597    $  14,927    $  18,232
                                                                        =========    =========    =========

                        YouthStream Media Networks, Inc.
                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)



                                                                                 YEAR ENDED JUNE 30,
                                                                        -----------------------------------
                                                                           2002         2001        2000
                                                                        ---------    ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest ............................................     $   2,079    $   1,506    $   1,163
                                                                        =========    =========    =========
Cash paid for income taxes ........................................     $     148    $     252    $     184
                                                                        =========    =========    =========

NONCASH FINANCING ACTIVITIES:
Issuance of warrants in connection with long-term debt ............     $    --      $     162    $   2,926
                                                                        =========    =========    =========
Issuance of common stock in connection with acquisitions ..........     $   1,712    $   6,814    $ 197,183
                                                                        =========    =========    =========
Deferred purchase price in connection with acquisition of Invino ..     $    --      $    --      $   3,500
                                                                        =========    =========   ==========
Issuance of warrants in connection with acquisitions ..............     $    --      $    --      $  18,512
                                                                        =========    =========    =========
Assets acquired under capital lease ...............................     $     155    $    --      $    --
                                                                        =========    =========    =========

                 See notes to consolidated financial statements.

                        YouthStream Media Networks, Inc.
     Consolidated Statements of Changes in Stockholders' (Deficiency) Equity
                                 (In thousands)


                                                        COMMON STOCK     ADDITIONAL    ACCUMU-
                                                    -------------------   PAID-IN       LATED      TREASURY
                                                     SHARES     AMOUNT    CAPITAL      DEFICIT       STOCK        TOTAL
                                                   ----------------------------------------------------------------------
Balances at June 30, 1999                            14,897    $   149   $  47,043    $ (27,958)                $  19,234
Issuance of common stock, net of issuance costs       2,477         25      52,950         --           --         52,975
Issuance of common stock upon exercise
  of warrants                                           736          7         289         --           --            296
Issuance of common stock upon exercise of stock
  options                                               969         10       2,746         --           --          2,756
Issuance of common stock in connection with
  acquisition of CollegeWeb                             109          1       2,528         --           --          2,529
Issuance of common stock in connection with
  acquisition of Invino                                 295          3       4,876         --           --          4,879
Additional stock options issued in connection
  with acquisition of American Passage                 --           --       1,062         --           --          1,062
Issuance of common stock in connection with
  acquisition of sixdegrees                           3,742         37     110,678         --           --        110,715
Issuance of warrants and stock options in
  connection with acquisition of sixdegrees            --           --      12,850         --           --         12,850
Issuance of common stock in connection with
  acquisition  of CommonPlaces                        4,793         48      78,886         --           --         78,934
Issuance of stock options in connection with
  acquisition of CommonPlaces                          --           --       4,600         --           --          4,600
Issuance of common stock in connection with
  acquisition of Beyond the Wall                         13         --         126         --           --            126
Issuance of warrants in connection with
  long-term debt                                       --           --       3,346         --           --          3,346
Net loss                                               --           --        --        (49,888)        --        (49,888)
-------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                            28,031        280     321,980      (77,846)        --        244,414
-------------------------------------------------------------------------------------------------------------------------
Issuance of warrants in connection with
  long-term debt                                       --           --         197         --           --            197
Issuance of common stock upon exercise of stock
  options                                                45         --         127         --           --            127
Stock Repurchase                                       --           --        --           --         (239)          (239)
Issuance of common stock in connection with
  acquisition of Teen.com                               944          9       5,210         --           --          5,219
Issuance of common stock in connection with
  acquisition of HelloXpress                             53          1         293         --           --            294
Issuance of common stock in connection with
  acquisition of Invino                                 958         10       1,245         --           --          1,255
Issuance of common stock in connection with
  acquisition of sixdegrees                              60          1          45         --           --             46
Net loss                                                                               (237,803)        --       (237,803)
-------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2001                            30,091        301     329,097     (315,649)      (239)        13,510
-------------------------------------------------------------------------------------------------------------------------
Issuance of common stock in connection with
  acquisition of Invino                               3,041         30       1,124                                  1,154
Issuance of common stock in connection with
  acquisition of Trent                                  458          5         553                                    558
Issuance of common stock in connection with
  acquisition of sixdegrees                               1         --
Stock repurchase                                       --           --        --           --         (590)          (590)
Net loss                                                                                (20,512)        --        (20,512)
-------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002                            33,591    $   336   $ 330,774    $(336,161)   $  (829)     $  (5,880)
-------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                           YOUTHSTREAM MEDIA NETWORKS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries (collectively, the "Company"). The Company's operations consist of Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Beyond the Wall, Inc., formerly Trent Graphics, Inc. ("Trent" or "Beyond the Wall"), and W3T.com, Inc. ("Teen.com"). In December 2000, the Company discontinued the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb"), and Invino Corporation ("Invino"). In December, 2001 the Company discontinued its Teen.com operations and closed its Hotstamp college business. (See Note 3 - Discontinued Operations)

YouthStream Media Networks, Inc. through its subsidiaries is a leading cross-platform media, marketing services and retail company that targets teenagers and young adults ages 12 to 24. During fiscal 2001, YouthStream reorganized into two market segments: media and retail.

FINANCIAL STATEMENT PRESENTATION

The Company has incurred recurring operating losses since its inception, as of June 30, 2002 had an accumulated deficit of $336,000,000 and expects to have insufficient capital to fund all of its obligations. In August and September 2002, the Company defaulted on approximately $18,000,000 of its long-term debt (see Note 6 - Long-Term Debt). In addition, the Company's retail sales have been on the decline. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business which could include seeking to dispose of some or all of its remaining assets on terms favorable to the Company. The Company believes that consummation of a disposition of all or substantially all of the assets associated with the retail business segment, would require a vote of the Company's shareholders.

Sale of Media Assets

In response to its liquidity issues and declining earnings, on August 5, 2002, following the close of the Company's fiscal year 2002, the Company sold substantially all of its Media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc. for proceeds of $7,000,000, which approximated the carrying value of the Media segment at the time of sale. As of June 30, 2002 the Media segment's assets and liabilities are classified as held and used as the criteria to be held for sale under SFAS No. 144 were not met prior to June 30, 2002. As a result of the sale the Media segment operations will be discontinued in fiscal 2003.

The following is a summary of the major classes of assets and liabilities as of June 30, 2002 that will be included as part of the disposal group in August 2002:

                                                  June 30, 2002
                                                 (In thousands)
                                                 --------------
     Current assets .........................         $  3,627
     Fixed assets, net ......................            1,781
     Intangibles and other assets, net ......            4,958
     Current liabilities ....................          (2,895)
     Capitalized lease obligations ..........            (139)

                                                 --------------
     Net book value .........................         $  7,332
                                                 ==============

Management is in the process of developing plans, with assistance from outside consultants including the Company's accountants and legal advisors, to seek to make arrangements with creditors with respect to the restructuring of the debt and other liabilities of the Company and its subsidiaries. There can be no assurance that the Company will succeed in effecting a restructuring that will enable it or its subsidiaries to avoid the necessity of seeking bankruptcy protection.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany items and transactions have been eliminated.

CASH AND EQUIVALENTS AND MARKETABLE DEBT SECURITIES

Cash and equivalents include all cash, demand deposits, money market accounts, and debt instruments purchased with an original maturity of three months or less. Marketable debt securities are debt instruments purchased with maturities of between three and nine months. The Company's investment in debt securities, including those held in cash equivalents, was classified as securities held-to-maturity and was carried at amortized cost.

RESTRICTED CASH

Restricted cash includes money market accounts that are used as collateral for letters of credit. The letters of credit are issued for security deposits on property and equipment leases. On July 11, 2002 approximately $500,000 became unrestricted.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of posters and related products.

DEFERRED FINANCING COSTS

Deferred financing costs are being amortized over the term of the related debt. Accumulated amortization of deferred financing costs at June 30, 2002 and 2001 are approximately $1,920,000 and $1,105,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. These lives are estimated to be six years for location-based media equipment and three to five years for furniture and office equipment. Prior to its impairment in May 2002 (see Note 7 - Loss on Impairment of Assets), the NET equipment was estimated to have a useful life of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or the lives of the related improvements. Expenditures for maintenance and repairs are charged to operations as incurred.

Prior to July 2001 and in accordance with Financial Accounting and Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of those assets. In July 2001, the Company adopted FASB Statement No. 144, "According for the Impairment or Disposal of Long-Lived Assets" which superceded SFAS No. 121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment (See further discussion below - Impact of Recently Issued Accounting Standards).

INTANGIBLE ASSETS

Intangible assets are primarily comprised of goodwill, which represents acquisition costs in excess of the net assets of businesses acquired. Prior to July 1, 2001, intangible assets were amortized on the straight-line basis ranging from 3-15 years. Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment on an annual basis, between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. (See further discussion below - Impact of Recently Issued Accounting Standards).

REVENUE RECOGNITION

The Company's primary source of revenue is derived from the sale of advertising space in media, which is owned either by the Company or by third parties, and by the sale of marketing services. Revenue is generally recognized in the month of media publication and in the case of marketing services, the month such services are provided. Retail revenue is derived from the sale of merchandise to consumers on college campuses and stores. Retail revenue is recognized at the time of sale to the consumer.

ADVERTISING AND PROMOTION COSTS

The Company expenses advertising costs as incurred. Advertising expense from continuing operations for the years ended June 30, 2002, 2001 and 2000 was approximately $135,000, $687,000 and $263,000, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to early-adopt the accounting standard effective at the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill. At June 30,2001 accumulated amortization of intangible assets was $2,861,000. As defined by SFAS No. 142, the Company identified two reporting units, retail and media, which constitute components of the Company's business. The Company was required to complete, within six months from adoption, a transitional impairment test that required that the company make a fair value determination of its components of its business as of July 1, 2001. The Company performed the transitional impairment test, and determined at that time that no impairment was required. In conducting its annual impairment test during the quarter ending June 30, 2002 the Company determined that the value of its recorded goodwill related to its Retail segment was impaired. (see Note 7 - Loss on Impairment of Assets).

Had the Company accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows (in thousands except per share amounts):


                                                                    Year ended June 30,
                                                        ------------------------------------------------
                                                              2002            2001             2000
                                                        ------------------------------------------------
     Reported net loss ............................        $ (20,512)     $ (237,803)       $  (49,888)
     Add back goodwill amortization ................            --            41,277            31,633
                                                        ------------------------------------------------
     Adjusted net loss .............................       $ (20,512)     $ (196,526)       $  (18,255)
                                                        ================================================

     Basic and diluted earnings per share:
     Reported net loss .............................       $   (0.67)      $   (8.11)        $   (2.36)
     Goodwill amortization .........................            --         $    1.41         $    1.50
                                                        ------------------------------------------------
     Adjusted net loss .............................       $   (0.67)      $   (6.70)        $   (0.86)
                                                        ================================================

In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company elected early adoption of SFAS No. 144 as of July 1, 2001. As a result of the adoption of SFAS No. 144, the disposal of Teen.com, which was not a separate segment of the Company, qualified as a discontinued operation (see Note 3 - Discontinued Operations). In addition, in 2002 events and circumstances indicated that the company's Network Theater Equipment and certain other location based Media equipment was impaired. As such, in accordance with the adoption of SFAS No.144, the Company wrote down the value of these assets to their fair value. (see Note 7 - Loss on Impairment of Assets).

In April 2002, the FASB issued SFAS No. 145, "Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

3. DISCONTINUED OPERATIONS

In December 2001, the Company discontinued its Teen.com website. In connection with the discontinuance of this business, the Company incurred a one-time charge of $348,000, related primarily to the write-off of property and equipment and an accrual for severance. In December 2000, the Company announced its decision to discontinue the online segment, including operations of the sixdegrees subsidiary and exit its Application Service Provider ("ASP") business. The ASP business included the technology that was acquired and further developed by CommonPlaces, CollegeWeb and Invino. The Company determined that the ASP business was not aligned with its long-term vision and strategy. The Company shut down its sixdegrees website on December 30, 2000, and final disposal of the ASP business occurred prior to June 30, 2001. In connection with the discontinuance of these businesses, the Company incurred a one-time charge of $164 million, related primarily to the write-off of goodwill, and also including other net assets and an accrual for estimated losses during the phase-out period. The discontinuation of sixdegrees and the disposal of the ASP business represent the disposal of a business segment under APB No. 30. The discontinuation of Teen.com, sixdegrees and the disposal of the ASP business have been classified as discontinued and prior periods have been restated.

Net revenues and losses from discontinued operations are as follows (in thousands):


                                                       Year ended        Year ended           Year ended
                                                      June 30, 2002     June 30, 2001        June 30, 2000
                                                      ----------------------------------------------------
Net revenues ....................................       $     142        $     1,415          $     818
                                                      ====================================================

Gain (loss) from discontinued operations ........       $    (587)       $   (47,744)         $ (39,865)
Gain (loss) on disposal of
   discontinued operations.......................             877           (163,953)              --
                                                      ----------------------------------------------------

Net gain (loss) from discontinued operations ....       $     290        $  (211,697)         $ (39,865)
                                                      ====================================================

The gain on the disposal of discontinued operations for the year ended June 30, 2002 of $877,000, net of $348,000 related to the discontinuance of Teen.com, was derived primarily from the favorable settlement of a capitalized equipment lease obligation relating to sixdegrees and an office lease obligation relating to Common Places. The Company also realized gains as a result of the issuance of the settlement of certain deferred purchase price liabilities. These transactions related to discontinued businesses.

As of June 30, 2002, the Company has accrued liabilities of $736,000 remaining from its discontinued businesses. The accrual primarily consists of severance, lease payments and other miscellaneous expenses.

4. REORGANIZATION

The Company announced its plan to move the Seattle operations to the New York office in March 2002. In April 2002, the Company finalized its transition plan, which resulted in the termination of 30 employees, and completed the transition in June 2002. The Company recorded a restructuring charge, which is included in selling, general and administrative expenses, in fiscal 2002 of approximately $519,000 relating to this decision, which included severance costs of $186,000, lease costs of $126,000 for a lease expiring November 2002, and $207,000 relating to the abandonment of certain fixed assets. As of June 30, 2002 the Company has remaining accruals of approximately $325,000 for severance and lease obligation costs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACQUISITIONS

TRENT

In June 1999, the Company acquired Trent pursuant to a merger agreement (the "Merger Agreement"). Trent sells posters and other products at sales events at junior and four-year colleges, high schools, retail stores, other locations and over the Internet. The purchase price consisted of $3.5 million in cash and 242,003 shares of the Company's common stock valued at $3.5 million, or $14.46 per share, the then current market price. In addition, if Trent's EBITDA (as defined in the Merger Agreement) for the two years ending June 30, 2001 exceeded certain targets, the Company was obligated to pay to the former Trent stockholders up to an additional $600,000 in cash and additional shares of the Company's common stock valued at $600,000. In December 2000, the Company amended its agreement with the previous owners of Trent to modify the targets related to the aforementioned earnouts. The modified earnouts were treated as compensation expense rather than additional purchase price due to the nature of the modifications. As of June 30, 2001, the Company had accrued an additional $991,000 relating to the modified earnouts. Such amount was paid in cash during 2002. The aggregate purchase price of $8,218,000, including acquisition costs, was recorded as excess of cost over net assets acquired. The amount was determined to be impaired as of June 2002. (see Note 7 - "Loss on Impairment of Assets")

HELLOXPRESS

In June 1999, the Company acquired certain assets and liabilities of HelloXpress USA, Inc. ("HelloXpress"). The purchase price consisted of $300,000 in cash, 17,242 shares of the Company's common stock valued at $250,000, or $14.50 per share, the then current market price, and the forgiveness of amounts due to the Company of $125,000. In addition, the former stockholders of HelloXpress received an additional $45,000 in cash and shares of the Company's common stock valued at $200,000 in September 2000. The aggregate purchase price of $936,000, including acquisition costs, was recorded as excess of cost over net assets acquired, except for a portion that was allocated to a covenant not-to-compete.

COLLEGEWEB

In August 1999, the Company acquired CollegeWeb pursuant to a merger agreement between the Company and CollegeWeb. The purchase price consisted of 108,971 shares of the Company's common stock, valued at $2,529,000, or approximately $23.22 per share, the then current market price. The Company licensed CollegeWeb's technology to CommonPlaces. The aggregate purchase price of $2,738,000, including acquisition costs, was recorded as excess of cost over net assets acquired. Effective December 2000, the Company discontinued the CollegeWeb operations. (See Note 3 - Discontinued Operations)

INVINO

In October 1999, the Company acquired Invino pursuant to a merger agreement between the Company and Invino. The purchase price aggregating $9,000,000 is payable in the Company's common stock, of which $3,486,000 (167,358 shares) was paid at closing, based on the 30-day average share price prior to the payment date. The balance of the purchase price is payable in the Company's common stock in quarterly installments of $500,000 through September 30, 2000 and quarterly installments of $375,000 from December 31, 2000 through September 30, 2002. Through June 30, 2002, the Company issued an additional 4,126,394 shares valued at approximately $3,802,000 in connection with the quarterly installments. The aggregate purchase price was recorded in October 1999, and the deferred purchase price included in the accompanying balance sheet represents the unpaid portion. For accounting purposes, the value of the shares issued and to be issued has been and will be determined on the three-day average trading price one day before and one day after the date of issuance. Any differences between the use of the 30-day and three-day average trading prices will be accounted for as an adjustment to the purchase price. The aggregate purchase price of $8,594,000, including acquisition costs, was recorded as excess of cost over net assets acquired. Effective December 2000, the Company discontinued the Invino operations. (See Note 3 - Discontinued Operations)

SIXDEGREES

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

The Company did not assign a value to the initial 1,250,000 common units that vested immediately because of the start-up nature of CommonPlaces' business and the related uncertainty surrounding it. It was the Company's intention to record an investment proportionate to the cost of media and marketing services provided on an ongoing basis related to its $15,000,000 four-year commitment. This investment in CommonPlaces was accounted for using the equity method, under which the Company's share of losses of CommonPlaces was reflected in the accompanying statement of operations as an equity loss in investment.

For the period November 1998 through February 28, 2000, the Company provided $2,941,000 in media and marketing services to CommonPlaces. The Company's share of CommonPlaces' losses for the period from November 1998 through June 30, 1999 and July 1, 1999 through February 28, 2000 was approximately $2,300,000 and $7,488,000, respectively. The Company limited the recognition of CommonPlaces' losses in its statement of operations for the period from July 1, 1999 through February 28, 2000 and the period from November 1998 to June 30, 1999 to $2,890,000 and $51,000, respectively, because it was not required to fund CommonPlaces' losses or to make additional capital contributions. For the period from July 1, 1999 through February 28, 2000, the Company recognized approximately $1,741,000 in license fee income and CommonPlaces recognized $1,741,000 in license fee expense.

In February 2000, CommonPlaces unit holders, excluding the Company, received 4,792,867 shares of the Company's common stock, valued at $78,934,000, or approximately $16.47 per share, the current three-day average price per share when the merger was first announced in June 1999. The Company issued 1,158,223 of its common stock options in exchange for 1,301,374 options in CommonPlaces' units valued at approximately $4,600,000. The aggregate purchase price of $92,276,000, including acquisition costs and the funding of CommonPlaces operating expenses of $7,463,000 through the date of the merger, exceeded the net assets acquired by $92,373,000 which was recorded as excess of cost over net assets acquired. Effective December 2000, the Company discontinued the operations of CommonPlaces. (See Note 3 - Discontinued Operations)

TEEN.COM

In July 2000, the Company acquired Teen.com pursuant to a merger agreement among the Company, a wholly-owned subsidiary of the Company, and Teen.com. Teen.com was a family-friendly Web destination for teens and was ranked as one of the top websites visited by 13 to 19 year-olds. The purchase price consisted of 944,000 shares of the Company's common stock, including 50,000 shares issued to the broker, valued at approximately $5,200,000 or approximately $5.53 per share, the then current market price. In December 2001 the Company discontinued its Teen.com operations. (see Note 3 - Discontinued Operations)

The aforementioned acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price of each of the acquisitions has been allocated to the assets acquired and the liabilities assumed based on their fair values at the respective date of each acquisition. Included in intangible assets is the excess of cost over the fair value of assets acquired and liabilities assumed. The results of operations of the businesses acquired are included in the Company's consolidated results of operations from the respective dates of acquisition.

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                                    Year ended June 30,
                                                                                   ---------------------
                                                                                     2002         2001
                                                                                   --------     --------
      Note Payable to Bank (A) ..............................................      $   --       $  1,072
      Subordinated Notes - Private Placement (B) - in default ...............         5,000        5,000
      Note Payable to Finance Company (C) - in default ......................           496        1,169
      Subordinated Notes - Private Placement (D) - in default ...............        12,000       12,000
      Subordinated Notes - Private Placement (E) - in default ...............         1,000        1,000
      Other .................................................................             1            6
                                                                                   --------     --------
                                                                                     18,497       20,247
      Less unamortized original issue discount attributed
        to subordinated notes ...............................................           313          448
                                                                                   --------     --------
                                                                                     18,184       19,799
      Less current portion ..................................................        18,184        1,169
                                                                                   --------     --------
                                                                                   $   --       $ 18,630
                                                                                   ========     ========

(A) On January 15, 2002, the Company repaid the loan and retired the interest rate exchange agreement. This loan was secured by all of the assets of Campus Voice, Beyond the Wall and American Passage (the "Borrowers") and was guaranteed by the Company. This loan was payable in equal monthly installments, commencing in February 1998, over a maximum of six years. Interest was payable monthly at a rate of interest of 275 basis points above LIBOR for U.S. dollar deposits of one month maturity. The Borrowers were also party to an interest rate exchange agreement originally converting $3.0 million of the aforementioned floating rate debt to a fixed rate. Under the interest rate exchange agreement, the Borrowers were required to pay interest at a fixed rate of 9.11% on the notional amount covered by the interest rate exchange agreement. In return, the Company received interest payments on the same notional amount at the prevailing LIBOR rate plus 275 basis points.

(B) In July 1998, the Company issued subordinated notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000 ("NET Notes"). These notes bear interest at 11% per annum and are due in July 2003. In connection with the issuance of the subordinated notes, the Company issued 375,000 warrants to the accredited investors for $188,000, and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 have been recorded as deferred financing costs and are being amortized over the term of the subordinated notes. The original issue discount of $188,000 is also being amortized over the term of the related debt. On September 8, 2002 NET failed to make the interest payment due on the NET Notes, constituting an event of default under the terms of the NET Notes. In September 2002, the holder of a majority of the NET Notes declared these notes due and payable under the terms of the NET Notes.

(C) In March 2000, the Company issued a note to a finance company in the amount of $1,971,000 ("Equipment Note"). The note bears interest at the rate of 11.95% per annum and is payable in 36 equal monthly payments commencing in March 2000. The note is secured by certain equipment owned by NET.

NET failed to make payments of approximately $65,000 due on August 1, 2002 and $65,000 due on September 1, 2002, in connection with the Equipment Note. On September 6, 2002, NET received notice from the finance company holding the Equipment Note stating that the entire outstanding indebtedness under the Equipment Note is due and payable pursuant to the terms of the note. On September 16, 2002, the holder of the Equipment Note commenced litigation against NET seeking repayment of the note.

(D) In June 2000, the Company issued a subordinated note to an accredited investor in the amount of $12,000,000, less an original issue discount of $420,000 ("YSTM Note"). The note bears interest at 11% per annum and is due in June 2005. In connection with the issuance of the subordinated note, the Company issued 1,020,000 warrants to an accredited investor in exchange for $420,000. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company's common stock for $5.9375, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 1,020,000 warrants were valued at $3,346,000. The value of the warrants and closing costs of $494,000 were recorded as deferred financing costs and are being amortized over the term of the subordinated note. The original issue discount of $420,000 is being amortized over the term of the related debt. On August 31, 2002 the Company failed to make an interest payment due on the YSTM Note, constituting an event of default under the terms of the YSTM Note. On September 9, 2002 the holder of the YSTM Note declared this note due and payable under the terms of the YSTM Note.

(E) In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000 ("YSTM 2 Note"). The note bears interest at 11% per annum and is due in July 2005. In connection with the issuance of the subordinated note, the Company issued 60,000 warrants to an accredited investor in exchange for $35,000. Each warrant, which expires in July 2005, entitles the holder to purchase one share of the Company's common stock for $3.75, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal, the 60,000 warrants were valued at $197,000. The value of the warrants was recorded as deferred financing costs and is being amortized over the term of the subordinated note. The original issue discount of $35,000 is being amortized over the term of the related debt. On August 31, 2002 the Company failed to make an interest payment due on the YSTM 2 Note, constituting an event of default under the terms of the YSTM 2 Note. Under the terms of the YSTM 2 Note, the holder of the note has the right to declare this note immediately due and payable.

7. LOSS ON IMPAIRMENT OF ASSETS

Operating results at the Company's Trent subsidiary declined during 2002. In the fourth quarter of 2002, the Company evaluated the recoverability of the goodwill of this subsidiary in accordance with its accounting policy. This evaluation indicated that the carrying value of the goodwill of this subsidiary was impaired. As a result, in 2002, the Company recorded goodwill impairment charges totaling $7,439,000 in the Retail segment. In addition, the Company determined during fiscal year 2002 that the fixed assets related to its satellite network was impaired as the Company decided to use alternative means of showing movies on college campuses for the 2003 season. In May 2002 the Company recognized a charge of $672,000 of impairment on these fixed assets which were recorded on NET within the Media segment. The aforementioned charges have been recorded as a loss on impairment of assets in the statement of operations for the year ended June 30, 2002.

In fiscal 2001, the Company conducted a strategic review of certain operations in the Media segment. Upon completion of this review, the company determined that the fair market values of the goodwill and certain other long-lived assets for Beyond the Wall and HotStamp were below their carrying values. As a result, the Company recorded an impairment charge of $2,162,000. Additionally, the Company determined that it was unlikely that $4,750,000 of a prepaid marketing asset would ever be utilized. Such amount was recorded as a charge as of June 30, 2001. The afore mentioned charges have been recorded as a loss on impairment of assets in the statement of operations for the year ended June 30, 2001.

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                               JUNE 30,
                                                         --------------------
                                                           2002        2001
                                                         --------    --------
Network theater equipment ............................   $   --      $  4,051
Location based media equipment .......................      2,847         882
Furniture and office equipment .......................      3,909       6,073
Leasehold improvements ...............................        678         775
Building .............................................        493         488
Land .................................................        130         130
                                                         --------    --------
                                                            8,057      12,399
Less accumulated amortization and depreciation .......    (3,497)     (5,787)
                                                         --------    --------
                                                         $  4,560    $  6,612
                                                         ========    ========

Property and equipment include assets under capital leases aggregating approximately $155,000 and $189,000 at June 30, 2002 and 2001, respectively. The accumulated amortization related to assets under capital leases is approximately $18,000 and $96,000 at June 30, 2002 and 2001, respectively.

9. INCOME TAXES

At June 30, 2002, the Company had a net operating loss carryforward for income tax purposes of approximately $101,506,000 that expires from 2013 through 2022. The use of this net operating loss in future years may be restricted under
Section 382 of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of approximately $41,347,000 has been recognized to offset the net deferred tax asset principally related to this carryforward. The valuation allowance increased by approximately $10,646,000 and $9,803,000 for the years ended June 30, 2002 and 2001, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 2002 are as follows: (in thousands)

                                                    Year ended June 30,
                                                -----------------------------
                                                    2002              2001
                                                -----------------------------
     Net operating loss carryforwards ......     $ 40,501           $ 32,856
     Other .................................          846             (2,155)
                                                -----------------------------
     Total deferred tax assets .............       41,347             30,701
     Valuation allowance ...................      (41,347)           (30,701)
                                                -----------------------------
     Net deferred tax asset ................     $   --             $   --
                                                =============================

No federal tax provision has been provided for the years ended at June 30, 2002 and 2001 due to the significant losses incurred to date. A current state tax provision has been provided for at June 30, 2002 and 2001 in the amount of $184,000 and $275,000 respectively. These taxes are primarily based on net assets and net revenues.

10. STOCKHOLDERS' (DEFICIENCY) EQUITY

In December 1995, the Company granted to certain consultants an option to purchase 552,560 shares of common stock at an exercise price of $1.58 per share, which expires in December 2005. The Company, in the year ended June 30, 2000, issued 460,280 shares of common stock in connection with the exercise of the last of such options.

In connection with the Company's initial public offering in April 1996, the Company issued 230,000 warrants to the underwriter. Each warrant entitled the holder to purchase one share of the Company's stock for $8.25 and an additional warrant for $.165. Each additional warrant entitled the holder to purchase one share of the Company's common stock for $8.25. Through June 30, 2000, 228,088 warrants and 227,088 additional warrants were exercised resulting in net proceeds to the Company of $2,146,000. Approximately 198,000 of the additional warrants were exercised in cashless transactions. The remainder of the warrants expired in April 2002.

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

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2,000,000. As of June 30, 2002, the Company purchased, on the open market, 607,000 shares at a cost of $829,000.

Securities for issuance of common stock excluded from diluted earnings per share due to their antidilutive effect are as follows:

                                                       As of June 30
                                          ----------------------------------
                                              2002        2001       2000
                                          ----------------------------------
     Stock options .....................    1,882,013  3,942,021   3,595,547
     Common stock purchase warrants ....    1,462,000  1,462,000   1,402,000

11. STOCK OPTION PLANS

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

In October 2000, the Company granted an executive of the Company a non-qualified option to purchase up to 100,000 shares of the Company's common stock. The exercise price of the options granted was at fair market value on the date of the grant. The option vests over two years.

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

The following table summarizes the Option Plan and the effects from the execution of the Voluntary Stock Option Exchange Program initiated in May 2001:


                                                                                             Weighted
                                                                                              Average
                                                                         Shares        Exercise Price
                                                                   -----------------------------------
Options outstanding at June 30, 1999 ........................            788,367               $ 7.64
Options granted .............................................          3,985,255                14.35
Options canceled ............................................           (758,389)               15.93
Options exercised ...........................................           (419,686)                4.17
                                                                   -----------------------------------
Options outstanding at June 30, 2000 ........................          3,595,547               $13.70

Options granted .............................................          2,123,820                 2.35
Options canceled ............................................         (1,731,498)               15.10
Options exercised ...........................................            (45,848)                2.77
                                                                   -----------------------------------
Options outstanding at June 30, 2001 ........................          3,942,021               $ 7.09

Options granted .............................................          1,097,652                 1.32
Options canceled ............................................         (3,157,660)                7.88
Options exercised ...........................................              --                      --
                                                                   -----------------------------------
Options outstanding at June 30, 2002 ........................          1,882,013               $ 2.53
                                                                   ===================================

Options exercisable at June 30, 2002 ........................          1,379,644
                                                                   ==============
Options exercisable at June 30, 2001 ........................          1,483,260
                                                                   ==============
Options available for future grant at June 30, 2002 .........          2,990,110
                                                                   ==============

Information regarding the options outstanding under the Option Plan at June 30, 2002 is as follows:


                                   Number of       Weighted-    Weighted-
                                    Options         Average      Average
          Exercise Price           Currently       Exercise    Contractual       Number           Average
              Range               Outstanding        Price        Life         Exercisable    Exercise Price
         ---------------------------------------------------------------------------------------------------
         $ 0.78- 1.01 ........       22,499         $ 0.90     8.5 years          15,831          $ 0.92
         $ 1.17- 1.21 ........       90,000         $ 1.17     9.6 years          40,000          $ 1.19
         $ 1.22- 1.30 ........      601,235         $ 1.23     9.5 years         459,920          $ 1.27
         $ 1.32- 1.57 ........      361,113         $ 1.50     8.6 years         153,044          $ 1.46
         $ 1.63- 1.88 ........      348,095         $ 1.69     8.6 years         324,761          $ 1.72
         $ 3.00- 3.50 ........       32,332         $ 3.10     7.6 years          32,332          $ 3.25
         $ 3.56- 5.00 ........       47,082         $ 4.81     7.7 years          46,248          $ 4.35
         $ 5.42- 6.94 ........      344,432         $ 6.01     7.9 years         273,925          $ 6.01
         $ 7.00- 9.04 ........       31,050         $ 8.95     7.6 years          30,383          $ 8.02
         $13.06-19.69 ........        4,175         $19.12     7.6 years           3,200          $16.38
                                  ---------                                    ---------          ------
                                  1,882,013                                    1,379,644          $ 9.57
                                  =========                                    =========          ======

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2002, 2001 and 2000:


                                                                        JUNE 30,
                                                       ----------------------------------------
                    ASSUMPTION                            2002            2001           2000
                    ----------                         ---------       ---------      ---------
Risk-free interest rate ..........................         3.82%           4.99%          6.41%
Dividend yield ...................................            0%              0%             0%
Volatility factor of the expected market
  price of the Company's common stock ............         1.060           1.223          0.900
Average life .....................................     3.0 years       2.4 years      3.0 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the 2000 Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $5,076,000, or $0.17 per share, and $7,890,000, or $0.27 per share, and $2,659,000, or $0.13 per share, for the years ended June 30, 2002, 2001 and 2000, respectively.

The weighted average fair value of options granted during the years ended June 30, 2002, 2001 and 2000 was $0.88, $1.49 and $8.10, respectively.

12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company is obligated under capital leases for certain computer and office equipment that expire at various dates through September 2004 with interest ranging from 2.9% to 25.0%. Future minimum lease payments relating to office space under noncancelable operating leases and future minimum capital lease payments as of June 30, 2002 are as follows (in thousands):


                                                                             CAPITAL       OPERATING
                                                                              LEASES         LEASES
                                                                           -------------------------
   2003 ................................................................       $ 204         $2,368
   2004 ................................................................          72          1,507
   2005 ................................................................          43          1,058
   2006 ................................................................          36            563
   2007 ................................................................          15              1
                                                                           -------------------------
Total minimum lease payments ...........................................         370         $5,497
                                                                                        ============
   Less amount representing interest ...................................         (35)
                                                                           ----------
   Present value of net minimum capital lease payments .................         335
   Less current installments of obligations under capital lease ........         184
                                                                           ----------
   Obligations under capital leases, net of current installments .......       $ 151
                                                                           ==========

Rent expense was approximately $3,313,000, $2,524,000 and $1,281,000 for the years ended June 30, 2002, 2001 and 2000, respectively. At June 30, 2002, approximately $154,000 and $38,000 of short-term capital lease obligations and long-term capital lease obligations, respectively, are reclassified to current and long term liabilities of discontinued operations. These capital leases relate to obligations for which the Company is still liable, although the assets were written off as part of the discontinued operations of sixdegrees.

OTHER

In April 2002 the Company entered into an agreement with Mr. Roche, the Company's president at that time, which provided that upon closing a sale of the Company's media assets under certain conditions, he would be entitled to a $200,000 bonus.

In May 2002, the Company entered into an agreement with Libra Securities, LLC to act as its and NETS's exclusive financial advisor and agent will respect to any repurchase of the YSTM note or the NET Notes, in exchange for an advisory fee equal to 50% of any discount realized by the Company or NET upon closing of the repurchase, plus reasonable costs and expenses.

LITIGATION

The Company is a party to certain legal proceedings commenced against it by former employees of the Company's subsidiaries. These actions include: (a) a litigation pending in the District Court of Travis County, Texas by a former employee of the Company's CommonPlaces, LLC ("CP") subsidiary claiming that he is entitled to receive, without cost, an aggregate of 215,083 shares of YouthStream common stock; (b) a litigation filed in the U.S. District Court for the District of Massachusetts, by a former CP employee seeking damages based on claims for breach of his employment contract, breach of implied covenants of good faith, and violation of the Massachusetts unfair and deceptive trade practices act; and (c) an arbitration filed in New York by the Company's former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company is currently defending these actions and has asserted counterclaims against the plaintiffs in two of these actions.

In addition, certain creditors of the Company and its subsidiaries and certain holders of the Company's and its NET subsidiary's debt have asserted or have threatened claims against the Company and its subsidiaries, which are the result of the Company's failure to pay certain debts and liabilities as they came due.

In addition, certain landlords of stores which Beyond the Wall has vacated or failed to pay rent when due have commenced litigation against Beyond the Wall.

Given the Company's current financial situation, the costs of defending these proceedings, diversion of management's attention to these matters, or the outcome of such proceedings could have a material adverse effect on the Company's financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

13. 401(k) PLAN

During 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under this Plan are defined as all full-time employees with one year of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the Plan, subject to board approval. For the years ended June 30, 2002, 2001 and 2000, the amount of this matching expense was approximately $51,000, $163,000 and $74,000, respectively.

14. SEGMENT INFORMATION

The Company operates in two segments -media and retail. The media segment represents the Company's media, marketing and promotional services provided to advertisers by NET, American Passage, Campus Voice and Beyond the Wall. The retail segment consists of on-campus and retail store poster sales provided by Trent.


                                       YEAR ENDED                       YEAR ENDED                       YEAR ENDED
                                      JUNE 30, 2002                    JUNE 30, 2001                   JUNE 30, 2001
                             -------------------------------------------------------------------------------------------------
                               Media     Retail      Total      Media     Retail      Total      Media     Retail     Total
                             -------------------------------------------------------------------------------------------------
Net revenues .............    $ 18,116   $ 14,960   $ 33,076   $ 15,848   $ 10,027   $ 25,875   $ 20,560   $ 7,661   $ 28,221
Depreciation and
amortization .............       2,162        569      2,731      3,131        683      3,814      2,930       570      3,500
                             -------------------------------------------------------------------------------------------------
Loss from operations .....     (10,011)    (7,977)   (17,988)   (21,685)    (3,121)   (24,806)    (6,761)     (560)    (7,321)
                             =================================================================================================

Capital expenditures .....         505        903      1,408      1,097        698      1,795      1,968     1,270      3,238
                             =================================================================================================


                                           JUNE 30, 2002                               JUNE 30, 2001
                             -------------------------------------------------------------------------------------------------
                               Media     Retail      Corp       Total      Media     Retail      Corp      Total
                             -------------------------------------------------------------------------------------------------
Identifiable assets ......    $ 10,284   $  5,222   $  4,481   $ 19,987   $ 20,497   $ 10,827   $ 17,382   $48,706

15. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the two years ended June 30, 2002 (in thousands except per share data):


                                                             June 30,      March 31,       December 31,    September 30,
                                                               2002          2002             2001             2001
                                                          ------------------------------------------------------------
Net revenues .........................................      $   5,053      $   7,313       $    8,026        $  12,684
Income (loss) from operations ........................        (13,033)        (3,650)          (2,421)           1,116
Income (loss) before provision for income taxes ......        (13,819)        (4,270)          (3,055)             526
Loss from continuing operations ......................        (13,826)        (4,402)          (3,093)             519
Income (loss) from discontinued operations ...........             79             --             (365)            (301)
Income (loss) on disposal of discontinued
  operations .........................................            864            303             (348)              58
                                                          ------------------------------------------------------------
Net income (loss) ....................................      $ (12,883)     $  (4,099)      $   (3,806)       $     276
                                                          ============================================================
Per share of common stock basic and diluted
  Income (loss) from continuing operations ...........      $   (0.45)     $   (0.14)      $    (0.10)       $    0.01
  Loss from discontinued operations ..................            --              --            (0.02)              --
  Income (loss) on disposal of discontinued
    operations .......................................      $    0.03           0.01            (0.01)              --
                                                          ------------------------------------------------------------
Net income (loss) ....................................      $   (0.42)     $   (0.13)      $    (0.13)       $    0.01
                                                          ============================================================

Weighted average basic shares outstanding ............         30,969         30,505           30,270           29,992
                                                          ============================================================
Weighted average diluted shares outstanding ..........         30,969         30,505           30,270           30,027
                                                          ============================================================


                                                             June 30,      March 31,      December 31,     September 30,
                                                               2001          2001            2000              2000
                                                          ------------------------------------------------------------
Net revenues .........................................      $   3,031      $   5,560       $    6,968        $  10,316
Loss from operations .................................        (14,985)        (4,251)          (3,711)          (1,859)
Loss before provision for income taxes ...............        (15,363)        (4,616)          (3,969)          (1,883)
Loss from continuing operations ......................        (15,217)        (4,737)          (4,041)          (2,111)
Loss from discontinued operations ....................         (4,652)        (1,025)         (16,966)         (25,101)
Income (loss) on disposal of discontinued
  operations .........................................          1,018             --         (164,971)              --
                                                          ------------------------------------------------------------
Net loss .............................................      $ (18,851)     $  (5,762)      $ (185,978)       $ (27,212)
                                                          ============================================================
Per share of common stock basic and diluted
       Loss from continuing operations ...............      $   (0.52)     $   (0.16)      $    (0.14)       $   (0.07)
       Loss from discontinued operations .............          (0.15)         (0.04)           (0.58)           (0.86)
       Loss on disposal of discontinued operations ...      $    0.03             --            (5.66)              --
                                                          ------------------------------------------------------------
Net Loss .............................................      $   (0.64)     $   (0.20)      $    (6.38)       $   (0.93)
                                                          ============================================================
Weighted average basic and diluted shares
  outstanding ........................................         29,438         29,481           29,172           28,897
                                                       =============== ============== ================ ===============

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                YOUTHSTREAM MEDIA NETWORKS, INC.

                                     By:   /s/ Jonathan Diamond
                                        ---------------------------
                                              Jonathan Diamond
                                              Interim Chief Executive Officer

Date:    September 30, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.


       Signature                                     Title                                     Date
       ---------                                     -----                                     ----
/s/ JONATHAN DIAMOND
-----------------------------        Interim Chief Executive Officer and                September 27, 2002
   JONATHAN DIAMOND                  Director (Principal Executive Officer)

/s/ WESLEY RAMJEET
-----------------------------        Acting Chief Financial Officer                     September 27, 2002
   WESLEY RAMJEET                    (Principal Financial & Accounting Officer)

/s/ HARLAN D. PELTZ
-----------------------------        Chairman                                           September 27, 2002
   HARLAN D. PELTZ

/s/ HOWARD KLEIN
-----------------------------        Director                                           September 27, 2002
   HOWARD KLEIN

/s/ METIN NEGRIN
-----------------------------        Director                                           September 27, 2002
   METIN NEGRIN

/s/ SIDNEY I. LIRTZMAN
-----------------------------        Director                                           September 27, 2002
   SIDNEY I. LIRTZMAN


-----------------------------        Director                                           September 27, 2002
   JAMES G. LUCCHESI

/s/ G. KELLY O'DEA
-----------------------------        Director                                           September 27, 2002
   G. KELLY O'DEA


-----------------------------        Director                                           September 27, 2002
   BRUCE SLOVIN



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        YouthStream Media Networks, Inc.


                                                                                         Additions
                                                                          Additions      Charged to
                                                           Balance at     Charged to       Other                       Balance
                                                          Beginning of    Costs and      Accounts-      Deductions-   at End of
                      Description                            Period        Expenses      Describe        Describe      Period
--------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 2002
  Reserves and allowances deducted from asset
    accounts:
      Allowance for uncollectible accounts ............       $171           $131                          $126        $176

Year ended June 30, 2001
  Reserves and allowances deducted from asset
    accounts:
      Allowance for uncollectible accounts ............       $404             --             --           $233        $171

Year ended June 30, 2000
  Reserves and allowances deducted from asset
    accounts:
      Allowance for uncollectible accounts ............       $158           $246             --             --        $404
