Form 10-K/A
period 2002-06-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2002-10-01
CIK 1103926

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

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

===============================================================================

YouthStream Media Networks, Inc. is hereby refiling this Annual Report for the fiscal year ending June 30, 2002 solely for the purpose of including the certifications of the Interim Chief Executive Officer and Acting Chief Financial Officer attached hereto, pursuant to Section 13(a)-14 of the Securities Exchange Act of 1934, as amended.

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
