Form 10-K/A
period 2002-06-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2002-10-31
CIK 1103926

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

                         Commission file number: 0-27556

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 ----------------------------------------------
                 (Exact Name of Business Issuer in Its Charter)

Delaware                                                              13-4082185
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


28 WEST 23RD STREET, NEW YORK, NEW YORK                                    10010
---------------------------------------                               ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (212) 622-7300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.0l per share
                     --------------------------------------
                                (Title of Class)

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

================================================================================

     On October 1, 2002 YouthStream Media Networks, Inc. refiled this Annual Report for the fiscal year ending June 30, 2002 solely for the purpose of including the certifications of the Interim Chief Executive Officer and Acting Chief Financial Officer attached hereto, pursuant to Section 13(a)-14 of the Securities Exchange Act of 1934, as amended.

     YouthStream Media Networks, Inc. is hereby refiling this Annual Report for the fiscal year ending June 30, 2002 solely for the purpose of including the information contained in Item 11, Item 12, Item 13 and Item 14.

                           NETWORK EVENT THEATER, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
--------                                                                    ----

Part I

      1.   Business.........................................................  2
      2.   Properties.......................................................  7
      3.   Legal Proceedings................................................  8
      4.   Submission of Matters to a Vote of Security Holders..............  8


Part II

      5.   Market For Common Equity and Related Stockholder Matters.........  9
      6.   Selected Financial Statements....................................  9
      7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 11
      8.   Quantitative and Qualitative Disclosures About Market Risk....... 17


Part III

      9.   Financial Statements and Supplemental Data....................... 17
      10.  Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................. 17
      11.  Directors and Executive Officers of the Registrant............... 18
      12.  Executive Compensation........................................... 18
      13.  Security Ownership of Certain Beneficial Owners and Management... 18
      14.  Certain Relationships and Related Transactions................... 18
      15.  Exhibits, List and Reports on Form 8-K........................... 18

Index to Consolidated Financial Statements.................................. F-1

Signatures.................................................................. S-1
Schedule II - Valuation and Qualifying Accounts............................. S-2

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

The Company's consolidated financial statements in this report have been prepared on the assumption that the Company will continue as a going concern. However, the report of the Company's independent auditors dated September 27, 2002 includes a statement that the Company's financial condition raises substantial doubt about its ability to continue as a going concern. (See "ITEM 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".)

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


RETAIL SEGMENT:  PRODUCTS AND SERVICES

ON-CAMPUS COLLEGE POSTER SHOWS

The Company believes that its Events constitute largest network of on-campus poster shows in the nation's college market. In fiscal 2002, Beyond the Wall held Events on more than 600 campuses nationwide. More than 500,000 posters, frames and other items were purchased during these Events, generating approximately 43% of the Company's retail segment revenues for fiscal 2002.

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

       Fiscal 2002                                 HIGH           LOW
                                                   ----           ----

             First Quarter..................       2.38           0.88
             Second Quarter.................       1.51           1.15
             Third Quarter..................       1.39           0.51
             Fourth Quarter.................       0.77           0.11

       Fiscal 2001

             First Quarter..................       7.31           3.13
             Second Quarter.................       3.78            .75
             Third Quarter..................       1.94            .75
             Fourth Quarter.................       1.79            .63

As of June 30, 2002, , there were approximately 224 holders of record of the Company's common stock. To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The board of directors does not intend to declare any dividends in the foreseeable future but instead intends to retain earnings for use in the Company's business operations.


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

                                                                                     Year ended June 30,
                                                          --------------------------------------------------------------------------
                                                             2002           2001             2000            1999            1998
                                                          --------------------------------------------------------------------------
                                                                            (In thousands, except per share data)

Net sales and other income ...........................    $  33,076       $  25,875       $  28,221       $  13,266       $  11,188
Net loss
        Loss from continuing operations ..............      (20,802)        (26,106)        (10,023)         (9,190)         (7,231)
        Loss from discontinued
            operations ...............................          290        (211,697)        (39,865)           --              --
Net loss .............................................      (20,512)       (237,803)        (49,888)         (9,190)         (7,231)
Total Assets .........................................       19,987          48,706         276,445          30,252          15,676
Long-term debt and capital lease obligations, less
        current portion ..............................          113 (1)      18,635          18,815           6,589           3,459

Basic and diluted
      Loss from continuing operations ................        (0.68)          (0.89)          (0.47)          (0.72)          (0.69)
     (Loss)/gain from discontinued
        operations ...................................         0.01           (7.22)          (1.89)           --              --
Net loss .............................................        (0.67)          (8.11)          (2.36)          (0.72)          (0.69)
Weighted average basic and diluted
   common stock outstanding ..........................       30,414          29,334          21,111          12,800          10,508

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

For the twelve months ended June 30, 2002, selling, general and administrative expenses were $20,481 as compared to $20,688 for the twelve months ended June 30, 2001. The increase of $61 was due to higher costs associated with the opening of retail stores, offset by savings attributable to lower headcount in the media business.

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

                                                          (in thousands)
                                                      --------------------------
                                                      FY 2001          FY 2000
                                                      -------------------------
Revenues as stated in the Financial Statements ...    $ 25,875         $ 28,221
Contributed Media ................................        --           $ (2,890)
                                                      -------------------------
Subtotal .........................................    $ 25,875         $ 25,331

HotStamp "Cities Program" and Beyond the Wall
Catalog ..........................................    $ (1,794)        $ (4,136)
                                                      -------------------------

Adjusted Revenue .................................    $ 24,081         $ 21,195
                                                      =========================

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

During the year ended June 30, 2002, the Company used $15.1 million cash in operating activities mostly related to its $20.5 million loss during 2002, which included cash used in discontinued operations of $2.6 million and non-cash activities $2.7 million for depreciation and amortization, and $8.1 million in loss on disposal of assets. During the year ended June 30, 2001 the Company used $20.9 million in operating activities, mostly related to its $237.8 million loss during 2001, which included $197.3 million relating to the Company's discontinued operations and non-cash activities of $7.0 million in impairments of goodwill and other assets, and $3.8 million in depreciation and amortization. During the year ended June 30, 2000, the Company used $28.4 million in operating activities, mostly related to its $49.9 million loss during 1999 which included discontinued operations of $22.4 million and non-cash activities of $3.5 million in depreciation and amortization.

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

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's directors and executive officers.

Name                              Age        Position
------------------------          ---        ----------------------------------
Harlan D. Peltz ...............   37         Chief Corporate Strategist and
                                             Chairman of the Board of Directors

Jonathan V. Diamond ...........   43         Interim Chief Executive Officer,(1)
                                             Director

Bruce Slovin ..................   66         Director

Metin Negrin ..................   36         Director

Howard Klein ..................   45         Director

James Lucchesi ................   47         Director(2)

Wesley Ramjeet ................   37         Acting Chief Financial Officer

Thea A. Winarsky ..............   35         General Counsel


The Company's Board of Directors is divided into three classes, with one class being elected each year and members of each class holding office for a three-year term. The Company's Board of Directors currently consists of six members, three of whom are Class III directors (with terms expiring at the 2002 Annual Meeting), one of whom is a Class I director (with a term expiring at the 2003 Annual Meeting), and two of whom are Class II directors (with terms expiring at the 2004 Annual Meeting). Irwin Engelman, who served as the Company's Chief Financial Officer from October 31, 2000 through April 11, 2002 and as a Director since January 18, 2001 resigned as a Director on July 8, 2002. Sidney Lirtzman, who served as a Director of the Company since April 4, 2001, resigned as a Director on October 17, 2002. Kelly O'Dea, who served as a Director since November 19, 2001 resigned as a Director on October 9, 2002.

The Company's officers serve at the discretion of the Company's Board of Directors.

The following paragraphs provide information about each member of the Company's Board of Directors and its officers, including information they have each provided about

----------

(1) Mr. Diamond has acted as the Company's Interim Chief Executive Officer since August 17, 2002 and has been a director since April 4, 2001.

(2) Mr. Lucchesi acted as the Company's President and Chief Executive Officer from June 20, 2000 through April 11, 2002. He is currently a Director of the Company.

their age, all positions they hold with the Company, and their current and recent principal occupation and business experience. Information about the number of shares of Common Stock beneficially owned by each director, directly or indirectly, as of August 31, 2002, appears under the heading "Security Ownership of Certain Beneficial Owners and Management."


CLASS III DIRECTORS (TERMS TO EXPIRE AT THE 2002 ANNUAL MEETING)

Harlan D. Peltz, age 37, is the Company's Chief Corporate Strategist and Chairman of the Board. From the initial public offering of the Company's predecessor Network Event Theater, Inc. ("NET") in 1996 until June 2000, Mr. Peltz served as the Company's Chairman and Chief Executive Officer. From 1993 to 1995, he was President of Universal Access Network, the predecessor of NET. Prior to that, he served as an associate at Veronis, Suhler & Associates, Inc., an investment banking firm specializing in the media industry, and with Home Box Office in the area of international business development. Mr. Peltz holds an MBA from the Stern School of Business at New York University, and a BA from Haverford College.

Jonathan V. Diamond, age 43, has been the Company's Interim Chief Executive Officer since August 2002. He was the co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer through its 1999 merger with CDNOW, an e-commerce company. He continued to serve as Chairman of the combined company until its sale to BMG. Mr. Diamond is a former partner in GRP Records, an independent music label acquired by MCA in 1990. Mr. Diamond holds an MBA from the Columbia School of Business and a BA from the University of Michigan.

James G. Lucchesi, age 46, joined YouthStream as Executive Vice President in January 2000 and served as the Company's President and Chief Executive Officer from June 2000 through April 11, 2002. Prior to that, he spent three years as Chief Financial Officer of sixdegrees, inc., until its acquisition by the Company in January 2000. He holds an MBA from Harvard University and a BA from Georgetown University.


CLASS I DIRECTOR (TERM TO EXPIRE AT THE 2003 ANNUAL MEETING)

Bruce Slovin, age 66, has been a Director of the Company since April 4, 2001. Mr. Slovin currently serves on the Board of Directors of Cantel Industries, a health-care related company. From 1980 to 2000 he was President and Director of MacAndrews & Forbes Holdings, Inc., President and Director of the Revlon Group, and a Revlon Holdings Director. Mr. Slovin holds a Juris Doctor from Harvard Law School and a BA from Cornell University.


CLASS II DIRECTORS (TERMS TO EXPIRE AT THE 2004 ANNUAL MEETING)

Metin Negrin, age 36, has been a Director of the Company since December 1995. Since 2001, he has been President of Lexin Capital, which is a private real estate investment company. From 1993 to 2000, Mr. Negrin was the Chief Operating Officer and a Managing Director of The Athena Group, a real estate investment firm. From 1990 to

1993, Mr. Negrin was an associate in the New York office of LaSalle Partners, a Chicago-based real estate investment firm. Mr. Negrin holds an MBA and BS degree from New York University.

Howard Klein, age 45, has been a director of the Company since June 1998. Mr. Klein is a founding partner of 3 Arts Entertainment, a management/production firm in the entertainment industry, based in Beverly Hills, California.


OFFICERS

Wesley Ramjeet, age 37, has been the Acting Chief Financial Officer of the Company since April 2002. From May 2001 to April 2002, he was the Company's Controller. From December 2000 to May 2001, Mr. Ramjeet was the President of Alley Consulting, Inc., a business consulting company. From January 2000 to December 2000 he was the Corporate Controller of Brand Farm, Inc., a specialty online retail incubator. From November 1990 to December 1999, Mr. Ramjeet was a certified public accountant with Ernst & Young LLP. Mr. Ramjeet holds a BS degree from St. John's University.

Thea A. Winarsky, age 35, became Assistant General Counsel to the Company in January 2000 and General Counsel in July 2000. Prior to joining the Company Ms. Winarsky served as General Counsel of sixdegrees, inc., until its acquisition by the Company. From October 1992 until October 1999 Ms. Winarsky was an associate in the New York office of Fried, Frank, Harris, Shriver & Jacobson. Ms. Winarsky has a BA from the University of Pennsylvania and a JD from New York University School of Law.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us, all of the Company's directors and officers timely furnished reports on Forms 3, 4 and 5, except Mr. Engelman, the Company's former Chief Financial Officer and Director, who failed to file a Form 4 with respect to the sale of shares of common stock.

Item 12.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued by the Company, for services rendered during the year ended June 30, 2002, to the Company's Chief Executive Officer, and to five of the other most highly compensated executive officers whose total cash compensation for the year ended June 30, 2002 exceeded $100,000 (the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                                                           --------------------------------
                                             ANNUAL COMPENSATION            SECURITIES
                                     ---------------------------------      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY ($)     BONUS ($)     OPTIONS/SARS    COMPENSATION ($)
---------------------------          ----     ----------     ---------     ------------    ----------------
Harlan Peltz                         2002      250,000            --               --               --
  Chief Corporate Strategist         2001      250,000            --               --               --
  and Chairman of the Board          2000      246,923            --               --               --

James Lucchesi                       2002      274,615(a)         --               --               --
  Chief Executive Officer and        2001      349,430            --          300,000               --
  President; Director                2000       78,750(b)     50,000(c)       300,000               --

Irwin Engelman                       2002      196,154(d)         --               --               --
  Executive Vice President and       2001      158,654(e)         --          400,000               --
  Chief Financial Officer;           2000           --            --               --               --
  Director

Dennis Roche                         2002      250,000            --               --              110(f)
  President and Chief                2001      246,923            --          125,000               --
  Operating Officer(i)               2000      163,615        80,000(g)       120,000               --

Thea Winarsky                        2002      240,000            --               --              110(f)
  Senior Vice President              2001      196,922            --          150,000               --
  and General Counsel                2000       51,928(b)     25,000(c)        20,000               --

Wesley Ramjeet                       2002      129,039        14,000               --               42(f)
  Acting Chief Financial             2001       16,827(h)         --               --               --
  Officer                            2000           --            --               --               --

-------------

(a) James Lucchesi's salary for fiscal 2002 is calculated for the period beginning July 1, 2001 through April 11, 2002, the date on which his employment with the Company ended.

(b) James Lucchesi and Thea Winarsky were hired by the Company effective January 18, 2000 following the acquisition of sixdegrees, inc. Each of their salaries for fiscal 2000 represents their salary from that date through June 30, 2000.

(c) Signing bonuses paid pursuant to each executive officer's employment agreement with the Company and approved by the Board of Directors.

(d) Irwin Engelman's salary for fiscal 2002 is calculated for the period beginning July 1, 2001 through April 11, 2002, the date on which his employment with the Company ended.

(e) Irwin Engelman was hired by the Company effective October 31, 2000. His salary for fiscal 2001 represents his salary for the period from the date such executive was hired through June 30, 2001.

(f)  Annual life insurance premium paid by the Company.

(g) Discretionary bonuses paid pursuant to the executive officer's employment agreement with the Company and approved by the Board of Directors.

(h) Wesley Ramjeet joined the Company as its Corporate Controller on May 14, 2001. His salary for fiscal 2001 represents his salary from that date through June 30, 2001.

(i) Mr. Roche became President of the Company on April 11, 2002. He resigned from the Company on August 9, 2002.

None of the Named Executive Officers received any restricted stock awards, long-term compensation awards or payouts during the Company's last three fiscal years.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of August 31, 2002, the Company had outstanding 33,591,291 shares of Common Stock, which are the only outstanding voting securities of the Company.

     The following table sets forth, as of August 31, 2002 the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer, and (iv) all directors and executive officers as a group.

                                                                                 AMOUNT AND NATURE OF     PERCENT OF
                   NAME AND ADDRESS OF BENEFICIAL OWNER(1)                     BENEFICIAL OWNERSHIP(2)      CLASS
                   ---------------------------------------                     -----------------------    -----------
Harlan D. Peltz..............................................................       3,456,167 (3)            10.3
James G. Lucchesi............................................................          77,072 (4)               *
Irwin Engelman...............................................................               0 (5)               *
Dennis Roche.................................................................         231,633 (6)               *
Thea Winarsky................................................................         175,140 (7)               *
Wesley Ramjeet...............................................................          25,000 (8)               *
Metin Negrin.................................................................         107,821 (9)               *
Howard Klein.................................................................         218,904 (10)              *
Jonathan V. Diamond..........................................................       1,040,404 (11)            3.1
Sidney I. Lirtzman...........................................................          40,404 (12)              *
Bruce Slovin.................................................................          40,404 (12)              *
Kelly O'Dea..................................................................          33,333 (13)              *
Benjamin Bassi...............................................................       1,445,708 (14)            4.3
All executive officers and directors as a group (13 persons).................       6,891,990                20.5

----------

*    Less than one percent.

(1) The address of each beneficial owner identified is c/o YouthStream Media Networks, Inc., 28 West 23rd Street, 6th Floor, New York, NY 10010.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of August 31, 2002 are deemed outstanding for computing the percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as noted, each stockholder has sole voting power and sole investment power with respect to all shares beneficially owned by such stockholder.

(3) In addition to the 2,216,813 shares owned by Mr. Peltz, this includes 1,239,354 shares of the Company's Common Stock for which Mr. Peltz acts as a voting trustee under a voting trust agreement dated February 28, 2000 among Mr. Peltz, Benjamin Bassi, William

     Townsend, and Mark Palmer ("Voting Trust Agreement"). Under the Voting Trust Agreement, Messrs. Bassi, Townsend and Palmer transferred to Mr. Peltz, as voting trustee, 50% of their shares of common stock of YouthStream. As voting trustee, Mr. Peltz has full and exclusive power and authority to vote those shares during the effective term of the Voting Trust Agreement.

(4) Includes warrants to purchase 4,731 shares issued in connection with the sixdegrees, inc. merger, and an additional 1,898 shares and warrants to purchase 946 shares held by his minor children.

(5) Mr. Engelman's employment with the Company ended on April 11, 2002. All options granted under the Company's 2000 Stock Incentive Plan either subsequently expired or were cancelled.

(6) Includes 209,633 shares issuable upon exercise of options granted under the Company's 2000 Stock Incentive Plan and 8,000 shares issued in connection with the merger of Beyond the Wall, Inc.

(7) Includes 175,140 shares issuable upon exercise of options granted under the Company's 2000 Stock Incentive Plan.

(8) Includes 25,000 shares issuable upon exercise of options granted under the Company's 2000 Stock Incentive Plan.

(9) Includes 48,404 shares issuable upon exercise of options granted under the Company's 2000 Stock Incentive Plan.

(10) Includes 162,000 shares Mr. Klein owns jointly with his wife, 8,500 shares held in a retirement plan with his partners, and 48,404 shares issuable upon exercise of options granted under the Company's 2000 Stock Incentive Plan.

(11) Includes 80,404 shares issuable upon exercise of options granted under the Company's 2000 Stock Incentive Plan.

(12) Includes 40,404 shares issuable upon exercise of options granted under the Company's 2000 Stock Incentive Plan.

(13) Includes 33,333 shares issuable upon exercise of options granted under the Company's Stock Incentive Plan.

(14) Includes 878,854 shares owned by Mr. Bassi for which Harlan Peltz acts as voting trustee under the Voting Trust Agreement. Under the Voting Trust Agreement, Mr. Bassi transferred to Mr. Peltz, as voting trustee, 50% of his shares of common stock of YouthStream. As voting trustee, Mr. Peltz has full and exclusive power and authority to vote those shares during the effective term of the Voting Trust Agreement.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

     Pursuant to a Stockholders Agreement dated February 28, 2000, as amended ("Stockholders Agreement") among Harlan Peltz, Benjamin Bassi, William Townsend and Mark Palmer (collectively, the "Stockholders") and the Company, Messrs. Bassi, Townsend and Palmer are required to vote all shares of Common Stock of the Company owned by them in favor of the election of Mr. Peltz's nominees to the Board of Directors, including all of the Company's Class II directors. In addition, none of Messrs. Bassi, Townsend and Palmer, without the cooperation and prior written consent of Mr. Peltz, may seek to place or remove members of YouthStream's Board of Directors, or participate in any election contest, except in accordance with the terms of the Stockholders Agreement, or may make, or announce an intent to make, any tender offer or exchange offer for any equity securities of YouthStream or any assets of YouthStream or any of its subsidiaries or try to effect any sale, business combination or other similar transaction involving YouthStream or any of its subsidiaries.

     During the period from February 28, 2000 through February 28, 2003, the Stockholders may not, directly or indirectly, sell, assign transfer, pledge or otherwise encumber or dispose of any of their shares of Common Stock, except as permitted by the Stockholders Agreement. Pursuant to the Stockholders Agreement, any Stockholder may at any time transfer his shares of Common Stock to his spouse, to any of his children or grandchildren, to a trust for the benefit of any one or more of them, or to his estate or other legal representative, provided that the proposed transferee agrees to be bound by the Stockholders Agreement and the Voting Trust Agreement (other than the transferees of Mr. Peltz, which are not required to be bound by the Voting Trust Agreement). In addition, any Stockholder may transfer his shares (i) in a sale pursuant to Rule 144 under the Securities Act of 1933, (ii) to any purchaser who owns fewer than 1% of the outstanding shares of Common Stock of the Company immediately prior to the transfer and (iii) pursuant to a tender offer, merger or other transaction that has been approved by the Board of Directors. Notwithstanding the foregoing, none of the Stockholders, other than Mr. Bassi or Mr. Peltz may make any transfer unless the number of shares that would be transferred, when aggregated with the number of shares previously transferred by that Stockholder and all persons to whom he has transferred shares during the six-month period ending on the date of the proposed transfer, does not exceed 10% of the number of shares beneficially owned by that Stockholder on February 28, 2000 (5% in the case of Messrs. Bassi and Peltz). After January 31, 2002, this restriction on the transfer of shares shall cease to apply to Messrs. Bassi and Peltz.

     During the period from February 28, 2000 through February 28, 2003, except as otherwise agreed by Messrs. Peltz and Bassi, none of the Stockholders hall, directly or indirectly, purchase or otherwise acquire any of the Company's shares of Common Stock and none of the Stockholders shall permit any of his affiliates or associates to do so.

VOTING TRUST AGREEMENT

     Harlan Peltz, Benjamin Bassi, William Townsend, and Mark Palmer entered into a voting trust agreement on February 28, 2000 (the "Voting Trust Agreement"). Under the Voting Trust Agreement, Messrs. Bassi, Townsend and Palmer transferred to Mr. Peltz, as voting trustee, 50% of their shares of Common Stock. As voting trustee, Mr. Peltz has full and exclusive power and authority to vote those shares during the effective term of the Voting Trust Agreement. Each of the parties to the Voting Trust Agreement may, by notice given to Mr. Peltz, as voting trustee, direct Mr. Peltz to transfer that party's shares of Common Stock in accordance with and to the extent permitted by the Stockholders Agreement. The Voting Trust Agreement will terminate upon the earliest of (i) a merger, consolidation or combination of the Company with another business, if, as a result of that transaction, Mr. Peltz does not hold the position of chairman of the board, president, chief executive officer or chief operating officer of the combined entity, (ii) the date Mr. Peltz ceases to own of record or beneficially at least 10% of the number of shares of Common Stock of YouthStream he owned on the date of the Voting Trust Agreement, (iii) the death of Mr. Peltz or (iv) Mr. Peltz ceasing to serve as chairman of the board, president, chief executive officer or chief operating officer of the Company.

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

--------

*Filed herewith

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Report of Independent Auditors...........................................   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at June 30, 2002 and 2001....................   F-3

Consolidated Statements of Operations for the years ended
     June 30, 2002, 2001 and 2000........................................   F-4

Consolidated Statements of Cash Flows for the years ended
     June 30, 2002, 2001 and 2000........................................   F-5

Consolidated Statements of Stockholders' (Deficiency) Equity
     for the years ended June 30, 2002, 2001 and 2000....................   F-7

Notes to Consolidated Financial Statements...............................   F-8

The following consolidated financial statement schedule of YouthStream Media Networks, Inc. is included in Item 14(a):

Schedule II: Valuation and qualifying accounts...........................   S-2

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

                                                       /s/ Ernst & Young LLP


New York, New York

September 27, 2002



                        YouthStream Media Networks, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                                     June 30,         June 30,
                                                                                                       2002             2001
                                                                                                   -----------       -----------
Assets
Current assets:
     Cash and equivalents .................................................................        $     597         $  14,927
     Marketable debt securities, at amortized cost ........................................             --               5,655
     Accounts receivable, net of allowance for doubtful accounts of $176 and $171 at
      June 30, 2002 and 2001, respectively ................................................            3,584             2,461
     Inventories, net of allowance of $464 and $146 at June 30, 2002 and 2001,
      respectively ........................................................................            2,584             2,606
     Prepaid expenses .....................................................................              185               387
     Deposits and other current assets ....................................................              225               240
      Restricted cash .....................................................................              768               576
                                                                                                   ---------         ---------
Total current assets ......................................................................            7,943            26,852

Property and equipment, net ...............................................................            4,560             6,612
Deferred financing costs, net .............................................................            2,560             3,375
Intangible assets, net ....................................................................            4,924            10,785
Restricted cash ...........................................................................             --                 752
Non-current assets from discontinued operations ...........................................             --                 330
                                                                                                   ---------         ---------
Total assets ..............................................................................        $  19,987         $  48,706
                                                                                                   ---------         ---------
Liabilities and stockholders' (deficiency) equity Current liabilities:
     Accounts payable .....................................................................        $   1,931         $   2,723
     Accrued employee compensation ........................................................              585             1,973
     Accrued expenses .....................................................................            3,007             3,093
     Current liabilities of discontinued operations .......................................              698             3,381
     Deferred revenues ....................................................................              548             1,750
     Current portion of deferred purchase price ...........................................              375             1,500
     Current portion of capitalized lease obligations .....................................               30                46
Current maturities of long-term debt in default (see Note 6) ..............................           18,184             1,169
                                                                                                   ---------         ---------
Total current liabilities .................................................................           25,358            15,635
Net non-current liabilities of discontinued operations ....................................               38               185
Capitalized lease obligations .............................................................              113                 5
Long-term debt ............................................................................             --              18,630
Deferred rent .............................................................................              358               366
Deferred purchase price ...................................................................             --                 375

Commitments and contingencies .............................................................             --                --

Stockholders' (deficiency) equity:
     Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and
          outstanding .....................................................................             --                --
     Common stock, $.01 par value, 100,000 shares authorized,
          33,591 and 30,091 shares issued at June 30, 2002
          And 2001, respectively ..........................................................              336               301
     Additional paid-in capital ...........................................................          330,774           329,097
     Accumulated deficit ..................................................................         (336,161)         (315,649)
     Treasury stock, 607 shares and 143 shares at June 30, 2002 and 2001,
          respectively ....................................................................             (829)             (239)
                                                                                                   ---------         ---------
Total stockholders' (deficiency) equity ...................................................           (5,880)           13,510
                                                                                                   ---------         ---------
Total liabilities and stockholders'  (deficiency) equity ..................................        $  19,987         $  48,706
                                                                                                   =========         =========

                 See notes to consolidated financial statements.


                                                  YouthStream Media Networks, Inc.
                                               Consolidated Statements of Operations
                                              (In thousands, except per share amount)
                                                                                                  YEAR ENDED JUNE 30,
                                                                                       2002              2001              2000
                                                                                     ---------         ---------         ---------
Net revenues ....................................................................    $  33,076         $  25,875         $  28,221
Operating expenses:
   Cost of goods sold, including depreciation of $1,866, $2,177 and 1,648, in ...       15,277            13,342            12,838
         2002, 2001 and 2000, respectively
   Selling, general and administrative expenses .................................       20,688            20,627            14,811
   Corporate expenses ...........................................................        6,123             8,163             6,041
   Depreciation and amortization ................................................          865             1,637             1,852
   Loss on impairment of assets .................................................        8,111             6,912              --
                                                                                     ---------         ---------         ---------
Total operating expenses ........................................................       51,064            50,681            35,542
                                                                                     ---------         ---------         ---------

Loss from operations ............................................................      (17,988)          (24,806)           (7,321)

Equity loss in investment .......................................................         --                --              (2,890)
Interest income .................................................................          450             2,131             1,617
Other income ....................................................................         --                --                  64
Interest expense ................................................................       (3,080)           (3,156)           (1,000)
                                                                                     ---------         ---------         ---------
Loss before provision for income taxes ..........................................      (20,618)          (25,831)           (9,530)
Provision for income taxes ......................................................          184               275               493
                                                                                     ---------         ---------         ---------
Loss from continuing operations .................................................      (20,802)          (26,106)          (10,023)
   Loss from discontinued operations ............................................         (587)          (47,744)          (39,865)
   (Loss)/gain on disposal of discontinued operations ...........................          877          (163,953)             --
                                                                                     ---------         ---------         ---------
Net loss ........................................................................    $ (20,512)        $(237,803)        $ (49,888)
                                                                                     =========         =========         =========

Per share of common stock basic and diluted
   Loss from continuing operations ..............................................    $   (0.68)        $   (0.89)        $   (0.47)
   Loss from operation of discontinued operations ...............................    $   (0.02)        $   (1.63)        $   (1.89)
   (Loss)/gain on disposal of discontinued operations ...........................    $    0.03         $   (5.59)             --
                                                                                     ---------         ---------         ---------
Net loss ........................................................................    $   (0.67)        $   (8.11)        $   (2.36)
                                                                                     =========         =========         =========

Weighted average basic and diluted common shares outstanding ....................       30,414            29,334            21,111
                                                                                     =========         =========         =========

                                          See notes to consolidated financial statements.



                                             YouthStream Media Networks, Inc.
                                        Consolidated Statements of Cash Flows
                                                    (In thousands)

                                                                                           YEAR ENDED JUNE 30,
                                                                            ---------------------------------------------
                                                                               2002              2001              2000
                                                                            -----------       ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................................        $ (20,512)        $(237,803)        $ (49,888)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Loss from discontinued operations .............................              587            47,744            39,865
     (Gain)/loss on disposal of discontinued operations ............             (877)          163,953              --
     Net change in assets and liabilities of discontinued operations           (2,556)          (14,413)          (17,440)
     Bad debt expense ..............................................              131              --                 246
     Depreciation and amortization .................................            2,731             3,814             3,500
     Loss on impairment of assets ..................................            8,111             6,912              --
     Loss on disposal of equipment .................................              244                24              --
     Non-cash compensation .........................................             --                --                 126
     Amortization of deferred financing costs ......................              815               750               181
     Amortization of original issue discount on Subordinated Notes .              122                84                38
     Deferred rent .................................................               (8)               13               106
Changes in assets and liabilities net of acquisitions:
     Accounts receivable ...........................................           (1,254)            2,296            (1,562)
     Inventory .....................................................               22            (1,135)             (619)
     Prepaid expenses ..............................................              202               236               806
     Deposits, other current assets and restricted cash ............              575             2,663            (2,774)
     Accounts payable ..............................................             (792)            1,231              (999)
     Accrued employee compensation .................................           (1,388)              860               334
     Accrued expenses ..............................................              (86)              784              (399)
     Deferred revenues .............................................           (1,202)            1,086               106
                                                                            ---------         ---------         ---------
Net cash used in operating activities ..............................          (15,135)          (20,901)          (28,373)
                                                                            ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures ...............................................           (1,410)           (1,795)           (3,238)
Proceeds from sale of equipment ....................................             --                 167              --
Sale (purchase) of investments in marketable debt securities .......            5,655            19,534           (25,189)
Other assets .......................................................             --                 390              (181)
Payment for business acquisitions, net of cash acquired ............           (1,050)             (100)             --
Additions to deferred financing costs ..............................             --                --                (494)
                                                                            ---------         ---------         ---------
Net cash provided by (used in) investing activities ................            3,195            18,196           (29,102)
                                                                            ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES Net proceeds from sale
  of common stock and exercise of warrants and options .............             --                 127            56,027
Repurchase of common stock .........................................             (590)             (239)
Net proceeds from issuance of warrants in connection
   with long-term debt .............................................             --                  35              --
Repayment of capitalized lease obligations .........................              (63)             (254)              (41)
Proceeds from long-term debt .......................................             --                 965            13,551
Repayment of long-term debt ........................................           (1,737)           (1,234)             (876)
                                                                            ---------         ---------         ---------
Net cash provided by (used in) financing activities ................           (2,390)             (600)           68,661
                                                                            ---------         ---------         ---------
Net (decrease) increase in cash and equivalents ....................          (14,330)           (3,305)           11,186
Cash and equivalents at beginning of year ..........................           14,927            18,232             7,046
                                                                            ---------         ---------         ---------
Cash and equivalents at end of year ................................        $     597         $  14,927         $  18,232
                                                                            ---------         ---------         ---------

                 See notes to consolidated financial statements.

                                         YouthStream Media Networks, Inc.
                                Consolidated Statements of Cash Flows (continued)
                                                  (In thousands)

                                                                                YEAR ENDED JUNE 30,
                                                                        ----------------------------------------
                                                                          2002            2001            2000
                                                                        --------        --------        --------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest .........................................        $  2,079        $  1,506        $  1,163
                                                                        ========        ========        ========
Cash paid for income taxes .....................................        $    148        $    252        $    184
                                                                        ========        ========        ========

NONCASH FINANCING ACTIVITIES:
Issuance of warrants in connection with long-term debt .........        $   --          $    162        $  2,926
                                                                        ========        ========        ========
Issuance of common stock in connection with acquisitions .......        $  1,712        $  6,814        $197,183
                                                                        ========        ========        ========
Deferred purchase price in connection with acquisition of Invino        $   --          $   --          $  3,500
                                                                        ========        ========        ========
Issuance of warrants in connection with acquisitions ...........        $   --          $   --          $ 18,512
                                                                        ========        ========        ========
Assets acquired under capital lease ............................        $    155        $   --          $   --
                                                                        ========        ========        ========


                                          See notes to consolidated financial statements.

                                        YouthStream Media Networks, Inc.
                    Consolidated Statements of Changes in Stockholders' (Deficiency) Equity
                                                 (In thousands)
                                                COMMON STOCK      ADDITIONAL   ACCUMU-
                                          -----------------------  PAID-IN      LATED     TREASURY
                                              SHARES     AMOUNT    CAPITAL     DEFICIT      STOCK      TOTAL
                                          --------------------------------------------------------------------
Balances at June 30, 1999 .................   14,897      $ 149   $ 47,043   $ (27,958)              $ 19,234
Issuance of common stock, net of
  issuance costs ..........................    2,477         25     52,950          --          --     52,975
Issuance of common stock upon exercise
  of warrants .............................      736          7        289          --          --        296
 Issuance of common stock upon exercise
  of stock options ........................      969         10      2,746          --          --      2,756
 Issuance of common stock in connection
  with acquisition of CollegeWeb ..........      109          1      2,528          --          --      2,529
Issuance of common stock in connection
  with acquisition of Invino ..............      295          3      4,876          --          --      4,879
Additional stock options issued in
  connection with acquisition of
  American Passage ........................       --         --      1,062          --          --      1,062
Issuance of common stock in connection
  with acquisition of sixdegrees ..........    3,742         37    110,678          --          --    110,715
Issuance of warrants and stock options
  in connection with acquisition of
  sixdegrees ..............................       --         --     12,850          --          --     12,850
Issuance of common stock in connection
  with acquisition  of CommonPlaces .......    4,793         48     78,886          --          --     78,934
Issuance of stock options in connection
  with acquisition of CommonPlaces ........       --         --      4,600          --          --      4,600
Issuance of common stock in connection
  with acquisition of Beyond the Wall .....       13         --        126          --          --        126
 Issuance of warrants in connection with
  long-term debt ..........................       --         --      3,346          --          --      3,346
Net loss ..................................       --         --         --     (49,888)         --    (49,888)
-------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000 .................   28,031        280    321,980     (77,846)         --    244,414
-------------------------------------------------------------------------------------------------------------
Issuance of warrants in connection with
  long-term debt ..........................       --         --        197          --          --        197
Issuance of common stock upon exercise
  of stock options ........................       45         --        127          --          --        127
Stock Repurchase                                  --         --         --          --        (239)      (239)
Issuance of common stock in connection
  with acquisition of Teen.com ............      944          9      5,210          --          --      5,219
Issuance of common stock in connection
  with acquisition of HelloXpress .........       53          1        293          --          --        294
Issuance of common stock in connection
  with acquisition of Invino ..............      958         10      1,245          --          --      1,255
Issuance of common stock in connection
  with acquisition of sixdegrees ..........       60          1         45          --          --         46
Net loss ..................................       --         --         --    (237,803)         --   (237,803)
--------------------------------------------------------------------------------------------------------------
Balances at June 30, 2001 .................   30,091        301    329,097    (315,649)       (239)    13,510
--------------------------------------------------------------------------------------------------------------
Issuance of common stock in connection
  with acquisition of Invino ..............    3,041         30      1,124                              1,154
Issuance of common stock in connection
  with acquisition of Trent ...............      458          5        553                                558
Issuance of common stock in connection
  with acquisition of sixdegrees ..........        1         --
Stock repurchase ..........................       --         --         --          --        (590)      (590)
Net loss ..................................                                    (20,512)         --    (20,512)
-------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002 .................   33,591      $ 336  $ 330,774   $(336,161)    $  (829)  $ (5,880)
-------------------------------------------------------------------------------------------------------------

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

FINANCIAL STATEMENT PRESENTATION

The Company has incurred recurring operating losses since its inception, as of June 30, 2002 had an accumulated deficit of $336,000,000 and expects to have insufficient capital to fund all of its obligations. In August and September 2002, the Company defaulted on approximately $18,000,000 of its long-term debt (see Note 6 - Long-Term Debt). In addition, the Company's retail sales have been on the decline. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business which could include seeking to dispose of some or all of its remaining assets on terms favorable to the Company. The Company believes that consummation of disposition of all or substantially all of the assets associated with the retail business segment, would require a vote of the Company's shareholders.

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

The following is a summary of the major classes of assets and liabilities as of June 30, 2002 that will be included as part of the disposal group in August 2002:

                                                    June 30, 2002
                                                        (In
                                                     thousands)
                                                    --------------
    Current assets .............................       $3,627
    Fixed assets, net ..........................        1,781
    Intangibles and other assets, net ..........        4,958
    Current liabilities ........................       (2,895)
    Capitalized lease obligations ..............         (139)

                                                       ------
    Net book value .............................       $7,332
                                                       ======

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

Had the Company accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows (in thousands except per share amounts):


                                                                  Year ended June 30,
                                                        ---------------------------------------
                                                            2002           2001          2000
                                                        ------------ ------------- ------------
      Reported net loss ............................    $ (20,512)    $ (237,803)    $  (49,888)
      Add back goodwill amortization ...............           --         41,277         31,633
                                                        ---------     ----------     ----------
      Adjusted net loss ............................    $ (20,512)    $ (196,526)    $  (18,255)
                                                        =========     ==========     ==========

      Basic and diluted earnings per share:

      Reported net loss ............................    $   (0.67)    $    (8.11)    $    (2.36)
      Goodwill amortization ........................           --     $     1.41     $     1.50
                                                        ---------     ----------     ----------
      Adjusted net loss ............................    $   (0.67)    $    (6.70)    $    (0.86)
                                                        =========     ==========     ==========

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

Net revenues and losses from discontinued operations are as follows (in thousands):


                                                         Year            Year            Year
                                                         ended           ended           ended
                                                     June 30, 2002   June 30, 2001   June 30, 2000
                                                     -------------   -------------   -------------
Net revenues .....................................     $    142       $    1,415       $     818
                                                       ========       ==========       =========
Gain (loss) from discontinued operations .........     $   (587)      $  (47,744)      $ (39,865)
Gain (loss) on disposal of
    discontinued operations ......................          877         (163,953)             --
                                                       --------       ----------       ---------
Net gain (loss) from discontinued operations .....     $    290       $ (211,697)      $ (39,865)
                                                       ========       ==========       =========

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

6.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                           Year ended June 30,
                                                                         ----------------------
                                                                            2002         2001
                                                                         ----------   ---------
     Note Payable to Bank (A) .......................................     $      --   $  1,072
     Subordinated Notes - Private Placement (B) - in default ........         5,000      5,000
     Note Payable to Finance Company (C) - in default ...............           496      1,169
     Subordinated Notes - Private Placement (D) - in default ........        12,000     12,000
     Subordinated Notes - Private Placement (E) - in default ........         1,000      1,000
     Other ..........................................................             1          6
                                                                          ---------   --------
                                                                             18,497     20,247
     Less unamortized original issue discount attributed to
        subordinated notes ..........................................           313        448
                                                                          ---------   --------
                                                                             18,184     19,799
     Less current portion ...........................................        18,184      1,169
                                                                          ---------   --------
                                                                          $      --   $ 18,630
                                                                          =========   ========



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

8.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                          JUNE 30,
                                                     ------------------
                                                        2002     2001
                                                     --------- --------
Network theater equipment ......................      $    --  $  4,051
Location based media equipment .................        2,847       882
Furniture and office equipment .................        3,909     6,073
Leasehold improvements .........................          678       775
Building .......................................          493       488
Land ...........................................          130       130
                                                      -------   -------
                                                        8,057    12,399
Less accumulated amortization and
 depreciation ..................................       (3,497)   (5,787)
                                                      -------   -------
                                                      $ 4,560   $ 6,612
                                                      =======   =======

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

                                                       Year ended June 30,
                                                     ------------------------
                                                         2002         2001
                                                     -----------   ----------
        Net operating loss carryforwards .........     $ 40,501      $32,856
        Other ....................................          846       (2,155)
                                                       --------      -------
        Total deferred tax assets ................       41,347       30,701
        Valuation allowance ......................      (41,347)     (30,701)
                                                       --------      -------
        Net deferred tax asset ...................       $   --      $    --
                                                       ========      =======


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

Securities for issuance of common stock excluded from diluted earnings per share due to their antidilutive effect are as follows:

                                                      As of June 30
                                            ---------------------------------
                                               2002       2001        2000
                                            ----------- ---------- ----------
   Stock options ........................    1,882,013  3,942,021  3,595,547
   Common stock purchase warrants .......    1,462,000  1,462,000  1,402,000

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

The following table summarizes the Option Plan and the effects from the execution of the Voluntary Stock Option Exchange Program initiated in May 2001:

                                                                 Weighted
                                                                 Average
                                                   Shares      Exercise Price
                                                ------------   ---------------
Options outstanding at June 30, 1999 .......       788,367       $    7.64
Options granted ............................     3,985,255           14.35
Options canceled ...........................      (758,389)          15.93
Options exercised ..........................      (419,686)           4.17
                                                ----------       ---------
Options outstanding at June 30, 2000 .......     3,595,547       $   13.70

Options granted ............................     2,123,820            2.35
Options canceled ...........................    (1,731,498)          15.10
Options exercised ..........................       (45,848)           2.77
                                                ----------       ---------
Options outstanding at June 30, 2001 .......     3,942,021       $    7.09

Options granted ............................     1,097,652            1.32
Options canceled ...........................    (3,157,660)           7.88
Options exercised...........................          --               --
                                                ----------       ---------
Options outstanding at June 30, 2002 .......     1,882,013       $    2.53
                                                ==========       =========
Options exercisable at June 30, 2002 .......     1,379,644
                                                ==========
Options exercisable at June 30, 2001 .......     1,483,260
                                                ==========
Options available for future grant
  at June 30, 2002 .........................     2,990,110
                                                ==========

Information regarding the options outstanding under the Option Plan at June 30, 2002 is as follows:

                  Number of    Weighted-  Weighted-
                   Options      Average    Average
Exercise Price    Currently    Exercise  Contractual    Number        Average
     Range       Outstanding     Price      Life      Exercisable Exercise Price
--------------   -----------   --------  -----------  ----------- --------------
 $0.78-1.01        22,499       $0.90     8.5 years       15,831       $0.92
 $1.17-1.21        90,000       $1.17     9.6 years       40,000       $1.19
 $1.22-1.30       601,235       $1.23     9.5 years      459,920       $1.27
 $1.32-1.57       361,113       $1.50     8.6 years      153,044       $1.46
 $1.63-1.88       348,095       $1.69     8.6 years      324,761       $1.72
 $3.00-3.50        32,332       $3.10     7.6 years       32,332       $3.25
 $3.56-5.00        47,082       $4.81     7.7 years       46,248       $4.35
 $5.42-6.94       344,432       $6.01     7.9 years      273,925       $6.01
 $7.00-9.04        31,050       $8.95     7.6 years       30,383       $8.02
 $13.06-19.69       4,175      $19.12     7.6 years        3,200      $16.38
                ---------                              ---------      ------
                1,882,013                              1,379,644       $9.57
                =========                              =========      ======

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2002, 2001 and 2000:

                                                       JUNE 30,
                                            ---------------------------------
                ASSUMPTION                    2002        2001        2000
                ----------                  --------    --------     --------
Risk-free interest rate ..................     3.82%       4.99%        6.41%
Dividend yield ...........................        0%          0%           0%

Volatility factor of the expected market
  price of the Company's common stock ....    1.060       1.223        0.900
Average life .............................   3.0 years   2.4 years    3.0 years

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

12.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company is obligated under capital leases for certain computer and office equipment that expire at various dates through September 2004 with interest ranging from 2.9% to 25.0%. Future minimum lease payments relating to office space under noncancelable operating leases and future minimum capital lease payments as of June 30, 2002 are as follows (in thousands):

                                                         CAPITAL      OPERATING
Year ending June 30:                                      LEASES        LEASES
                                                         ----------------------
   2003 .............................................     $ 204         $2,368
   2004 .............................................        72          1,507
   2005 .............................................        43          1,058
   2006 .............................................        36            563
   2007 .............................................        15              1
                                                         ----------------------
Total minimum lease payments ........................       370         $5,497
                                                                      =========
   Less amount representing interest ................       (35)
                                                         -------
   Present value of net minimum capital
     lease payments .................................       335
   Less current installments of obligations
     under capital lease ............................       184
                                                         -------
   Obligations under capital leases, net of
     current installments ...........................     $ 151
                                                         =======

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

OTHER

In April 2002 the Company entered into an agreement with Mr. Roche, the Company's president at that time, which provided that upon closing a sale of the Company's media assets under certain conditions, he would be entitled to a $200,000 bonus. Subsequent to the Alloy transaction this bonus has not be paid.

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


                                      YEAR ENDED                     YEAR ENDED                     YEAR ENDED
                                    JUNE 30, 2002                  JUNE 30, 2001                  JUNE 30, 2001
                            -------------------------------------------------------------------------------------------
                              Media    Retail     Total       Media    Retail     Total       Media    Retail    Total
                            -------------------------------------------------------------------------------------------
Net revenues ...........    $ 18,116  $ 14,960  $ 33,076    $ 15,848  $ 10,027  $ 25,875    $ 20,560  $ 7,661   $ 28,221
Depreciation and
  amortization .........       2,162       569     2,731       3,131       683     3,814       2,930       570     3,500
                            --------------------------------------------------------------------------------------------
Loss from
  operations ...........     (10,011)   (7,977)  (17,988)    (21,685)   (3,121)  (24,806)     (6,761)     (560)   (7,321)
                            ============================================================================================
Capital
  expenditures .........         505       903     1,408       1,097       698     1,795       1,968     1,270     3,238
                            ============================================================================================


                                        JUNE 30, 2002                            JUNE 30, 2001
                            --------------------------------------------------------------------------------
                              Media     Retail    Corp      Total       Media    Retail     Corp      Total
                            --------------------------------------------------------------------------------
Identifiable assets ....    $ 10,284  $  5,222  $  4,481  $ 19,987    $ 20,497  $ 10,827  $ 17,382  $ 48,706

15. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the quarterly results of operations for the two years ended June 30, 2002 (in thousands except per share data):


                                                            June 30,     March 31,   December 31,   September 30,
                                                              2002         2002          2001           2001
                                                           -----------------------------------------------------
Net revenues ..........................................    $   5,053    $   7,313    $    8,026      $  12,684
Income (loss) from operations .........................      (13,033)      (3,650)       (2,421)         1,116
Income (loss) before provision for income taxes .......      (13,819)      (4,270)       (3,055)           526
Loss from continuing operations .......................      (13,826)      (4,402)       (3,093)           519
Income (loss) from discontinued operations ............           79           --          (365)          (301)
Income (loss) on disposal of discontinued
  operations ..........................................          864          303          (348)            58
                                                           -----------------------------------------------------
Net income (loss) .....................................    $ (12,883)   $  (4,099)   $   (3,806)     $     276
                                                           =====================================================
Per share of common stock basic and diluted
  Income (loss) from continuing operations ............    $   (0.45)   $   (0.14)   $    (0.10)     $    0.01
  Loss from discontinued operations ...................         --           --          (0.02)           --
  Income (loss) on disposal of discontinued
    operations ........................................     $   0.03         0.01         (0.01)           --
                                                           -----------------------------------------------------
Net income (loss) .....................................     $  (0.42)   $   (0.13)   $    (0.13)     $    0.01
                                                           =====================================================

Weighted average basic shares outstanding .............       30,969       30,505        30,270         29,992
                                                           =====================================================
Weighted average diluted shares outstanding ...........       30,969       30,505        30,270         30,027
                                                           =====================================================


                                                            June 30,     March 31,   December 31,   September 30,
                                                              2001         2001          2000           2000
                                                           -----------------------------------------------------
Net revenues ..........................................    $   3,031    $   5,560    $    6,968      $  10,316
Loss from operations ..................................      (14,985)      (4,251)       (3,711)        (1,859)
Loss before provision for income taxes ................      (15,363)      (4,616)       (3,969)        (1,883)
Loss from continuing operations .......................      (15,217)      (4,737)       (4,041)        (2,111)
Loss from discontinued operations .....................       (4,652)      (1,025)      (16,966)       (25,101)
Income (loss) on disposal of discontinued
  operations ..........................................        1,018          --       (164,971)           --
                                                           -----------------------------------------------------
Net loss ..............................................    $ (18,851)   $  (5,762)   $ (185,978)     $ (27,212)
                                                           =====================================================
Per share of common stock basic and diluted
  Loss from continuing operations .....................    $   (0.52)   $   (0.16)   $    (0.14)     $   (0.07)
  Loss from discontinued operations ...................        (0.15)       (0.04)        (0.58)         (0.86)
  Loss on disposal of discontinued operations .........    $    0.03          --          (5.66)           --
                                                           -----------------------------------------------------
Net Loss ..............................................    $   (0.64)   $   (0.20)   $    (6.38)     $   (0.93)
                                                           =====================================================
Weighted average basic and diluted shares
  outstanding .........................................       29,438       29,481        29,172         28,897
                                                           =====================================================

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    YOUTHSTREAM MEDIA NETWORKS, INC.

                                        By:  /s/ Jonathan Diamond
                                           -------------------------------
                                           JONATHAN DIAMOND
                                           INTERIM CHIEF EXECUTIVE OFFICER

Date:   September 30, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.


        Signature                                   Title                                 Date
        ---------                                   -----                                 ----
   /s/ Jonathan Diamond           Interim Chief Executive Officer and               September 27, 2002
----------------------------      Director (Principal Executive Officer)
   JONATHAN DIAMOND

   /s/ Wesley Ramjeet             Acting Chief Financial Officer                    September 27, 2002
----------------------------      (Principal Financial & Accounting Officer)
   WESLEY RAMJEET

   /s/ Harlan D. Peltz            Chairman                                          September 27, 2002
----------------------------
   HARLAN D. PELTZ

   /s/ Howard Klein               Director                                          September 27, 2002
----------------------------
   HOWARD KLEIN

   /s/ Metin Negrin               Director                                          September 27, 2002
----------------------------
   METIN NEGRIN

   /s/ Sidney I. Lirtzman         Director                                          September 27, 2002
----------------------------
   SIDNEY I. LIRTZMAN

                                  Director                                          September 27, 2002
----------------------------
   JAMES G. LUCCHESI

   /s/ G. Kelly O'Dea             Director                                          September 27, 2002
----------------------------
   G. KELLY O'DEA

                                  Director                                          September 27, 2002
----------------------------
   BRUCE SLOVIN


                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                 YouthStream Media Networks, Inc.


                                                                            Additions
                                                              Additions     Charged to
                                                 Balance at   Charged to      Other                         Balance
                                                 Beginning    Costs and     Accounts-      Deductions-      at End
                 Description                     of Period     Expenses      Describe        Describe      of Period
--------------------------------------------------------------------------------------------------------------------
Year ended June 30, 2002
  Reserves and allowances deducted from
    asset accounts:
      Allowance for uncollectible accounts         $ 171         $ 131                         $ 126         $ 176

Year ended June 30, 2001
  Reserves and allowances deducted from
    asset accounts:
      Allowance for uncollectible accounts         $ 404            --          --             $ 233         $ 171

Year ended June 30, 2000
  Reserves and allowances deducted from
    asset accounts:
      Allowance for uncollectible accounts         $ 158         $ 246          --                --         $ 404