Form 10-Q
period 2002-09-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2002-11-22
CIK 1103926

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-27556

                        YOUTHSTREAM MEDIA NETWORKS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                  13-4082185
        -------------------------------                  -------------------
        (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation of Organization)                  Identification No.)

        244 Madison Avenue, PMB #358 New York, NY              10016
        -----------------------------------------            ----------
        (Address of Principal Executive Offices)             (Zip Code)

                                [(212) 622-7300]
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                  28 West 23rd Street, New York, New York 10010
                          (Registrant's Former Address)

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

At September 30, 2002, there were 35,865,000 shares of Common Stock, $.01 par value outstanding.

===============================================================================

-------------------------------------------------------------------------------

                        YOUTHSTREAM MEDIA NETWORKS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -- September 30, 2002
       (Unaudited) and June 30, 2002 ......................................  1

     Unaudited Condensed Consolidated Statements of Operations --
       Three Months Ended September 30, 2002 and 2001 .....................  2

     Unaudited Condensed Consolidated Statements of Cash Flows --
       Three Months Ended September 30, 2002 and 2001 .....................  3

     Unaudited Condensed Consolidated Statement of Stockholders' Equity --
       Three Months Ended September 30, 2002 ..............................  4

     Notes to Condensed Consolidated Financial Statements .................  5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ......................................... 10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........ 13

ITEM 4. CONTROLS AND PROCEDURES ........................................... 13

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ................................................. 14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................... 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 14

SIGNATURES ................................................................ 15

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              September 30,       June 30,
                                                                                                  2002              2002
                                                                                             --------------       ---------
                                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...............................................................     $   9,067         $     597
  Accounts receivable, net ................................................................           732             2,667
  Inventories, net ........................................................................         3,622             2,584
  Prepaid expenses ........................................................................           254               180
  Other current assets ....................................................................           148               195
  Restricted cash .........................................................................           655               768
                                                                                                ---------         ---------
Total current assets ......................................................................        14,478             6,991

Property and equipment, net of accumulated depreciation of $940 and $1,918 at
  September 30, 2002 and June 30, 2002, respectively ......................................         2,134             2,749
Deferred financing costs, net of accumulated amortization of $2,083 and $1,884 at
  September 30, 2002 and June 30, 2002, respectively ......................................         2,366             2,565
Assets from discontinued operations .......................................................          --               7,682
                                                                                                ---------         ---------

Total assets ..............................................................................     $  18,978         $  19,987
                                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ........................................................................     $   3,527         $   1,800
  Accrued employee compensation ...........................................................           389               704
  Accrued expenses ........................................................................         4,289             3,411
  Current liabilities of discontinued operations ..........................................          --                 592
  Deferred Revenues .......................................................................          --                 127
  Current portion of deferred purchase price ..............................................          --                 375
  Current portion of capitalized lease obligations ........................................           121               165
  Current maturities of long-term debt in default (see Note 4) ............................        18,213            18,184
                                                                                                ---------         ---------
Total current liabilities .................................................................        26,539            25,358

Non current liabilities of discontinued operations ........................................          --                  45
Capitalized lease obligations .............................................................            38               106
Other liabilities .........................................................................           346               358
Commitments and contingencies .............................................................          --                --

Stockholders' Deficit
  Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and
    outstanding ...........................................................................          --                --
  Common stock, $0.01 par value, 100,000 shares authorized, 35,865 shares
    and 33,591 shares issued at September 30, 2002 and June 30, 2002, respectively ........           359               336
  Additional paid-in capital ..............................................................       330,865           330,774
  Accumulated deficit .....................................................................      (338,340)         (336,161)
  Treasury stock, 607 shares at September 30, 2002 and June 30, 2002, respectively ........          (829)             (829)
                                                                                                ---------         ---------
Total stockholders' deficit ...............................................................        (7,945)           (5,880)
                                                                                                ---------         ---------

Total liabilities and stockholders' deficit ...............................................     $  18,978         $  19,987
                                                                                                =========         =========

            See notes to condensed consolidated financial statements

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                        YOUTHSTREAM MEDIA NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   Three months ended
                                                                      September 30,
                                                                 -----------------------
                                                                   2002           2001
                                                                 --------       --------
Net revenues .................................................   $  6,446       $  8,121
Cost of sales ................................................      1,188          1,462
                                                                 --------       --------
  Gross profit ...............................................      5,258          6,659
    Selling, general, administrative and corporate expenses ..      6,364          5,105
    Depreciation and amortization ............................        169             98
                                                                 --------       --------
Income (loss) from operations ................................     (1,275)         1,456
Interest income ..............................................         23            184
Interest expense .............................................       (731)          (774)
                                                                 --------       --------
Income (loss) before provision for income taxes ..............     (1,983)           866
Provision for income taxes ...................................        (96)            (6)
                                                                 --------       --------
Income (loss) from continuing operations .....................     (2,079)           860
  Loss from discontinued operations ..........................       (582)          (584)
  Gain on disposal of discontinued operations ................        482           --
                                                                 --------       --------
Net income (loss) ............................................   $ (2,179)      $    276
                                                                 ========       ========

Income (loss) per share of common stock basic and diluted
  Continuing operations ......................................   $  (0.06)      $   0.03
  Discontinued operations ....................................      (0.01)         (0.02)
                                                                 --------       --------
Net income (loss) per basic and diluted common share .........   $  (0.07)      $   0.01
                                                                 ========       ========

Weighted average basic common shares outstanding .............     33,008         29,922
                                                                 ========       ========
Weighted average diluted common shares outstanding ...........     33,008         30,027
                                                                 ========       ========

            See notes to condensed consolidated financial statements

-------------------------------------------------------------------------------
                                     Page 2

-------------------------------------------------------------------------------

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Three months ended
                                                                                       September 30,
                                                                                 -----------------------
                                                                                    2002          2001
                                                                                 ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ............................................................   $ (2,179)      $    276
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Loss from discontinued operations ..........................................        582            584
  (Gain) on disposal of discontinued operations ..............................       (482)          --
  Net change in assets and liabilities of discontinued operations ............       (574)         (1,733)
  Bad debt expense ...........................................................       --                4
  Depreciation and amortization ..............................................        169             98
  Loss on disposal of equipment ..............................................        488           --
  Amortization of deferred financing costs ...................................        199            192
  Deferred rent ..............................................................        (12)             1
  Amortization of original issue discount on Subordinated Notes ..............         29             29
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable ......................................................      1,935         (1,722)
    Inventory ................................................................     (1,038)          (603)
    Other current assets .....................................................         86           (509)
    Accounts payable .........................................................      1,727            306
    Accrued expenses .........................................................        563           (612)
    Deferred revenues ........................................................       (127)           124
                                                                                 --------       --------
Net cash provided (used in) operating activities .............................   $  1,366         (3,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .........................................................        (42)          (543)
Sale of investments in marketable debt securities ............................       --            2,371
Sale of Media Assets to Alloy ................................................      7,283           --
Payment for business acquisitions ............................................        (25)          --
                                                                                 --------       --------
Net cash provided by investing activities ....................................      7,216          1,828

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchase ......................................................       --             (299)
Repayment of capitalized lease obligations ...................................       (112)           (19)
Repayment of long-term debt ..................................................       --             (326)
                                                                                 --------       --------
Net cash (used in) provided by financing activities ..........................       (112)          (644)

Decrease in cash and cash equivalents ........................................      8,470         (2,381)
Cash and cash equivalents at beginning of period .............................        597         14,927
                                                                                 --------       --------
Cash and cash equivalents at end of period ...................................   $  9,067       $ 12,546
                                                                                 ========       ========

Noncash financing activities:
  Capitalized lease obligations ..............................................       --         $     35
                                                                                 ========       ========
  Issuance of common stock in connection with acquisitions ...................   $    114       $    893
                                                                                 ========       ========
  Accrued earn-out ...........................................................       --         $    600
                                                                                 ========       ========


            See notes to condensed consolidated financial statements
-------------------------------------------------------------------------------
                                     Page 3

-------------------------------------------------------------------------------

                        YOUTHSTREAM MEDIA NETWORKS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JUNE 30, 2002 TO SEPTEMBER 30, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              Common Stock
                                             ----------------                Accumulated     Treasury
                                             Shares    Amount      APIC        Deficit        Stock        Total
                                             ---------------------------------------------------------------------

Balances at June 30, 2002 ................   33,591    $ 336    $ 330,774    $ (336,161)     $ (829)     $ (5,880)
Issuance of common stock in connection
  with Invino acquisition ................    2,274       23           91          --            --           114
Net loss .................................     --         --         --          (2,179)         --        (2,179)
                                             ---------------------------------------------------------------------
Balances at September 30, 2002 ...........   35,865      359      330,865      (338,340)       (829)       (7,945)
                                             =====================================================================


-------------------------------------------------------------------------------
                                     Page 4

-------------------------------------------------------------------------------

                        YOUTHSTREAM MEDIA NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries (collectively, the "Company"). The Company's operations consist of Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Trent Graphics, Inc. ("Trent"), and W3T.com, Inc. ("Teen.com"). On August 5, 2002 the Company sold substantially all of its media assets and certain liabilities in its NET and American Passage subsidiary to Alloy, Inc. and ceased operating the media segment. In December 2001, the Company discontinued its Teen.com operations and closed its Hotstamp college business. In December 2000, the Company discontinued the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb"), and Invino Corporation ("Invino"). See Note 2 - Discontinued Operations. YouthStream, through its subsidiaries, is now primarily a retail company that targets teenagers and young adults ages 12 to 24.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2002.

FINANCIAL STATEMENT PRESENTATION

The Company has incurred recurring operating losses since its inception, as of September 30, 2002 had an accumulated deficit of $338,000,000 and expects to have insufficient capital to fund all of its obligations. In August and September 2002, the Company defaulted on approximately $18,000,000 of its long-term debt (see Note 4 -- Long-Term Debt). In addition, the Company's retail sales have been on the decline. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business, which could include seeking to dispose of some or all of its remaining assets. The Company believes that consummation of disposition of all or substantially all of the assets associated with the retail business segment, would require a vote of the Company's shareholders.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. DISCONTINUED OPERATIONS

In response to its liquidity issues and declining earnings, on August 5, 2002 the Company sold substantially all of its Media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc. for gross proceeds of $7,000,000 plus a working capital adjustment of an additional $283,000, which resulted in a gain of approximately $246,000 at the time of sale, the amount for which is included in the total gain on disposal of discontinued operations.

-------------------------------------------------------------------------------
                                     Page 5

-------------------------------------------------------------------------------

As a result of the sale, the Media segment operations were discontinued in the first quarter of fiscal 2003.

In December 2001, the Company discontinued its Teen.com website. In connection with the discontinuance of this business, the Company incurred a charge of $348,000, related primarily to the write-off of property and equipment and an accrual for severance.

In December 2000, the Company discontinued the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc., ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb"), and Invino Corporation ("Invino"). Pursuant to the merger agreement between Invino Corporation ("Invino") and the Company, the Company paid the final installment of $375,000 by issuing 2,273,531 shares of common stock and paying $25,000 in cash. For accounting purposes, the value of the shares issued has been determined on the three-day average trading price one day before and one day after the date of issuance. The difference between the use of the 30-day and three-day average trading prices of the stock issued as well as the payment resulted in a gain of $236,000. This has been accounted for as a gain on disposal of discontinued operations because effective December 2000 the Company discontinued the Invino operations.

Net revenues and loss from discontinued operations are as follows (in thousands):

                                                         Three Months Ended
                                                            September 30,
                                                        ---------------------
                                                          2002          2001
                                                        -------       -------

Net revenues .......................................    $   399       $ 4,689
                                                        =======       =======

Loss from discontinued operations ..................       (582)         (584)
Gain on disposal of discontinued
  operations .......................................        482          --
                                                        =======       =======

Net loss from discontinued operations ..............    $  (100)      $  (584)
                                                        =======       =======

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, "Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000. SFAS No.145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

-------------------------------------------------------------------------------
                                     Page 6

-------------------------------------------------------------------------------

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

4. LONG-TERM DEBT (IN DEFAULT)

Long-term debt consists of the following (in thousands):

                                                       September 30,    June 30,
                                                           2002          2002
                                                       -------------    -------

Subordinated Notes -- Private Placement (A) ........      5,000          5,000
Note Payable to Finance Company (B) ................        496            496
Subordinated Notes -- Private Placement (C) ........     12,000         12,000
Subordinated Notes -- Private Placement (D) ........      1,000          1,000
Other ..............................................          1              1
                                                         ------         ------
                                                         18,497         18,497
Less: Unamortized original issue discount
  attributed to subordinated notes .................        284            313
                                                         ------         ------
                                                         18,213         18,184
Less:  Current portion of long-term debt ...........     18,213         18,184
                                                         ------         ------

Long-term debt total ...............................       --             --
                                                         ======         ======

(A) In July 1998, the Company issued subordinated notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000 ("NET Notes"). These notes bear interest at 11% per annum and are due in July 2003. In connection with the issuance of the subordinated notes, the Company issued 375,000 warrants to the accredited investors for $188,000, and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal conducted at that time, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 have been recorded as deferred financing costs and are being amortized over the term of the subordinated notes. The original issue discount of $188,000 is also being amortized over the term of the related debt. On September 8, 2002 NET failed to make the interest payment due on the NET Notes, constituting an event of default under the terms of the NET Notes. In September 2002, the holder of a majority of the NET Notes declared these notes due and payable under the terms of the NET Notes.

(B) In March 2000, the Company issued a note to a finance company in the amount of $1,971,000 ("Equipment Note"). The note bears interest at the rate of 11.95% per annum and is payable in 36 equal monthly payments commencing in March 2000. The note is secured by certain equipment owned by NET. NET failed to make payments of approximately $65,000 due on August 1, 2002 and $65,000 due on September 1, 2002, in connection with the Equipment Note. On September 6, 2002, NET received notice from the finance company holding the Equipment Note stating that the entire outstanding indebtedness ($496,000) under the Equipment Note is due and payable pursuant to the terms of the

-------------------------------------------------------------------------------
                                     Page 7

-------------------------------------------------------------------------------

note. On September 16, 2002, the holder of the Equipment Note commenced litigation against NET seeking repayment of the note.

(C) In June 2000, the Company issued a subordinated note to an accredited investor in the amount of $12,000,000, less an original issue discount of $420,000 ("YSTM Note"). The note bears interest at 11% per annum and is due in June 2005. In connection with the issuance of the subordinated note, the Company issued 1,020,000 warrants to an accredited investor in exchange for $420,000. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company's common stock for $5.9375, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal at that time, the 1,020,000 warrants were valued at $3,346,000. The value of the warrants and closing costs of $494,000 were recorded as deferred financing costs and are being amortized over the term of the subordinated note. The original issue discount of $420,000 is being amortized over the term of the related debt. On August 31, 2002, the Company failed to make an interest payment due on the YSTM Note, constituting an event of default under the terms of the YSTM Note. On September 9, 2002, the holder of the YSTM Note declared this note due and payable under the terms of the YSTM Note.

(D) In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000 ("YSTM 2 Note"). The note bears interest at 11% per annum and is due in July 2005. In connection with the issuance of the subordinated note, the Company issued 60,000 warrants to an accredited investor in exchange for $35,000. Each warrant, which expires in July 2005, entitles the holder to purchase one share of the Company's common stock for $3.75, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal at that time, the 60,000 warrants were valued at $197,000. The value of the warrants was recorded as deferred financing costs and is being amortized over the term of the subordinated note. The original issue discount of $35,000 is being amortized over the term of the related debt. On August 31, 2002 the Company failed to make an interest payment due on the YSTM 2 Note, constituting an event of default under the terms of the YSTM 2 Note. Under the terms of the YSTM 2 Note, the holder of the note has the right to declare this note immediately due and payable.

5. REORGANIZATION

The Company announced its plan to move the Seattle operations to the New York office in March 2002. In April 2002, the Company finalized its transition plan, which resulted in the termination of 30 employees, and completed the transition in June 2002. The Company recorded a restructuring charge, which is included in selling, general and administrative expenses, in fiscal 2002 of approximately $519,000 relating to this decision, which included severance costs of $186,000, lease costs of $126,000 for a lease expiring November 2002, and $207,000 relating to the abandonment of certain fixed assets. As of September 30, 2002, the Company has remaining accruals of approximately $126,000 for lease obligation costs.

The Company wrote off approximately $488,000 of fixed assets relating to the closing of its corporate office on November 7, 2002 which was located in New York since such assets were deemed to be impaired as of September 30, 2002.

6. STOCKHOLDER'S EQUITY

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2 million. As of September 30, 2002, the Company had completed purchases, on the open market, 607,000 shares at a cost of $829,000. These purchases were completed in the fourth quarter of fiscal 2001 and the first and second quarters of fiscal 2002.

In May 2001, the Company approved a Voluntary Stock Option Exchange Program to be carried out under the Company's 2000 Stock Incentive Plan. Employees were given the option to exchange all or a

-------------------------------------------------------------------------------
                                     Page 8

-------------------------------------------------------------------------------

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

In September 2002, the Company issued approximately 2.3 million common shares in connection with the Invino acquisition.

7. SEGMENT INFORMATION

The Company had two reporting segments: media and retail. The media segment represented the Company's media, marketing and promotional services provided to advertisers by NET and American Passage. On August 5, 2002 the Company sold substantially all of the assets and certain liabilities from this segment and discontinued its operation. The retail segment consists of on-campus and retail store poster sales provided by Trent.

The following is a summary of the major classes of assets and liabilities as of September 30, 2002 that remain from the Media segment:

                                                    September 30, 2002
                                                      (In thousands)
                                                    ------------------
  Current assets, net ........................          $   311
  Current liabilities ........................           (2,172)
  Capitalized lease obligations ..............              (79)
                                                        -------
  Net book value .............................          $(1,940)
                                                        =======

8. LEGAL

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

Among the claims is a litigation filed in New York State Court by Wells Fargo in connection with the Wells Fargo Loan, seeking past due payments and future payments, late charges and interest costs and expenses, and certain collateral in connection with NET's failure to make certain payments owed under the Wells Fargo Loan. On November 18, 2002, the Company was issued a temporary restraining order by the Supreme Court of New York to prevent the Company from removing, transferring, pledging or assigning funds constituting the assets of NET and APMI, up to $500,000.

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


-------------------------------------------------------------------------------
                                     Page 9

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

The Company's consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the Company's online segment and sale of its media assets. On August 5, 2002, the Company sold substantially all of its media assets and discontinued its media segment. The only remaining segment is retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three months ended September 30, 2002 (unaudited) to the three months ended September 30, 2001 (unaudited).

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

RESULTS OF OPERATIONS
(In thousands)

YouthStream generated revenues primarily from the sale of decorative wall posters, targeting teens and young adults, through on-campus sales events, retail stores and Internet sales. On August 5, 2002, the Company sold substantially all of its media assets and discontinued its Media segment.

Revenues decreased to $6.4 million for the three months ended September 30, 2002 from $8.1 million for the three months ended September 30, 2001. Revenue decline was attributable to a negative same store sales and a reduction in the number of stores.

Cost of sales consists of the cost of decorative wall posters sold. Cost of sales as a percentage of revenues remained relatively consistent at approximately 18% for the three months ended September 30, 2002 and for the three months ended September 30, 2001.

-------------------------------------------------------------------------------
                                    Page 10

-------------------------------------------------------------------------------

For the three months ended September 30, 2002, selling, general, administrative and corporate expenses were $6.4 million as compared to $5.1 million for the three months ended September 30, 2001. The increase of $1.3 million was due primarily to higher insurance costs, higher severance expense and losses from the write-offs of fixed assets, offset by overhead cost savings, resulting from various cost cutting measures implemented by management.

For the three months ended September 30, 2002 and 2001, depreciation and amortization expense was $169,000 and $98,000, respectively.

For the three months ended September 30, 2002, interest income was $23,000 as compared to $184,000 for the three months ended September 30, 2001. The decrease of $161,000 was due to lower cash balances and declining interest rates.

For the three months ended September 30, 2002 and 2001, interest expense was $731,000 and $774,000, respectively.

For the three months ended September 30, 2002, loss from discontinued operations was $582,000 as compared to loss of $584,000 for the three months ended September 30, 2001. The loss from discontinued operations in fiscal 2003 and 2002 represents the net loss from the Media operations.

For the three months ended September 30, 2002, gain on disposal of discontinued operations was $482,000. The gain for the period ended September 2002 was attributable to the gain on the sale of the Media segment to Alloy, Inc., totaling $246,000, and the gain on the settlement of an Invino purchase liability through the issuance of common shares, totaling $236,000.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of September 30, 2002, the Company had approximately $9.1 million in cash and equivalents. The Company will require additional capital to fund its operations and settle outstanding liabilities through June 30, 2003. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations. The Company must obtain financing from debt, if made available, or on the sale of equity securities to continue to sustain its operations and to be able to meet its cash demands. There can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company's continued existence. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from the operation of the retail business to meet the Company's obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

-------------------------------------------------------------------------------
                                    Page 11

-------------------------------------------------------------------------------

For the three months ended September 30, 2002, the Company generated approximately $1.4 million of cash in operating activities. For the three months ended September 30, 2001, the Company used $3.6 million in operating activities.

For the three months ended September 30, 2002, the Company generated $7.2 million in investing activities primarily relating to the $7.3 million sale of the Media business to Cass Communications, Inc., a subsidiary of Alloy, Inc. For the three months ended September 30, 2001, the Company generated $1.8 million in investing activities primarily relating to the sale of investments in marketable debt securities, offset by $543,000 for capital expenditures.

Net cash used in financing activities was $112,000 for the three months ended September 30, 2002 and $644,000 for the three months ended September 30, 2001.

The Company's principal commitments consist of obligations outstanding under operating leases totaling approximately $3.3 million. The operating lease commitments declined from $5.4 million as of June 30, 2002, owing to a settlement to terminate the lease obligation for future rent on the New York City office lease, totaling $2.1 million.

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

SUBSEQUENT EVENTS

In October, 2002 the Company received notice from NASDAQ that it did not comply with either the minimum $2,000,000 net tangible asset requirement or the alternative minimum $2,500,000 stockholders' equity requirement necessary for continued listing on NASDAQ's SmallCap Market, and that the Company's common stock was subject to delisting.

The Company requested a hearing before a NASDAQ Listings Qualifications Panel but cannot provide assurance that the Panel will grant the Company's request for continued listing. Under NASDAQ rules, delisting will be stayed pending the outcome of the hearing. The hearing is scheduled for December 2002.

-------------------------------------------------------------------------------
                                    Page 12

-------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Our accounts receivable are subject, in the normal course of business to collection risks. We regularly assess these risks and have established policies on business practices to protect against the adverse effects of collections risks.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Interim Chief Executive Officer and Acting Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-Q.

As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

-------------------------------------------------------------------------------
                                    Page 13

-------------------------------------------------------------------------------

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Among the claims is a litigation filed in New York State Court by Wells Fargo in connection with the Wells Fargo Loan, seeking past due payments and future payments, late charges and interest costs and expenses, and certain collateral in connection with NET's failure to make certain payments owed under the Wells Fargo Loan. On November 18, 2002, the Company was issued a temporary restraining order by the Supreme Court of New York to prevent the Company from removing, transferring, pledging or assigning funds constituting the assets of NET and APMI, up to $500,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in Footnote 4, the Company failed to make schedule interest payments in the first quarter of fiscal 2003 on its long-term debt notes, which resulted in a default on its NET Notes due 2003, YSTM Note due 2005, YSTM 2 Note due 2005 and Equipment Note due 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

     Current Report on Form 8-K dated August 20, 2002, regarding the sale of the Company's Media segment to Cass Communications, Inc., a subsidiary of Alloy, Inc.

     Current Report on Form 8-K/A dated September 4, 2002, attaching a press release and the asset purchase agreement regarding the sale of the Company's Media segment to Cass Communications, Inc., a subsidiary of Alloy, Inc.

     Current Report on Form 8-K dated September 11, 2002 regarding the Company's and Network Event Theater, Inc.'s failure to make interest and deferred interest payments on the $12,000,000 subordinated note due June 30, 2005, $1,000,000 subordinated note due July 31, 2005, $5,000,000 subordinated note due July 8, 2003 and the note in the aggregate principal amount of $1,971,000.

     Current Report on Form 8-K attaching the certifications required by 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company's Annual Report on Form 10-K.

Exhibits:

99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 20, 2002.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2002

                                       YOUTHSTREAM MEDIA NETWORKS, INC.


                                       BY:

                                       -----------------------------------------
                                       Jonathan Diamond
                                       Interim Chief Executive Officer


                                       BY:

                                       -----------------------------------------
                                       Wesley Ramjeet
                                       Acting Chief Financial Officer

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Jonathan Diamond, Interim Chief Executive Officer of YouthStream Media Networks, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of YouthStream Media Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002


                                                -------------------------------
                                                Jonathan Diamond
                                                Interim Chief Executive Officer

-------------------------------------------------------------------------------
                                    Page 16

-------------------------------------------------------------------------------

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Wesley Ramjeet, Acting Chief Financial Officer of YouthStream Media Networks, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of YouthStream Media Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

                                                -------------------------------
                                                Wesley Ramjeet
                                                Acting Chief Financial Officer

-------------------------------------------------------------------------------
                                    Page 17

-------------------------------------------------------------------------------

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of YouthStream Media Networks, Inc. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jonathan Diamond, as Interim Chief Executive Officer of the Company, and Wesley Ramjeet, as Acting Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his and her knowledge, respectively, that:

          (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


-------------------------------------
Name: Jonathan Diamond
Title: Interim Chief Executive Officer
Date: November 20, 2002


-------------------------------------
Name: Wesley Ramjeet
Title: Acting Chief Financial Officer
Date: November 20, 2002

-------------------------------------------------------------------------------
                                    Page 18