Form 10-Q
period 2002-12-31
YOUTHSTREAM MEDIA NETWORKS INC
filed 2003-02-27
CIK 1103926

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 0-27556

YOUTHSTREAM MEDIA NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4082185
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

244 Madison Avenue, PMB #358 New York, NY	10016
(Address of Principal Executive Offices)	(Zip Code)

(212) 622-7300
(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

At December 31, 2002, there were 35,865,000 shares of Common Stock, $.01 par value outstanding.

YOUTHSTREAM MEDIA NETWORKS, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,	June 30,
	2002	2002
	(Unaudited)	(See Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,561	$597
Accounts receivable, net	43	2,667
Inventories, net	2,562	2,584
Prepaid expenses	211	180
Other current assets	91	195
Restricted cash	—	768
Total current assets	10,468	6,991

Property and equipment, net of accumulated depreciation of $1,138 and $1,918 at December 31, 2002 and June 30, 2002, respectively	2,003	2,749
Deferred financing costs, net of accumulated amortization of $2,273 and $1,884 at December 31, 2002 and June 30, 2002, respectively	2,176	2,565
Assets of discontinued operations	—	7,682

Total assets	$14,647	$19,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,696	$1,800
Accrued employee compensation	419	704
Accrued expenses	4,587	3,411
Current liabilities of discontinued operations	—	592
Deferred Revenues	—	127
Current portion of deferred purchase price	—	375
Current portion of capitalized lease obligations	82	165
Current maturities of long-term debt in default (see Note 4)	17,748	18,184
Total current liabilities	25,532	25,358

Non current liabilities of discontinued operations	—	45
Capitalized lease obligations	33	106
Other liabilities	—	358
Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 35,865 shares and 33,591 shares issued at December 31, 2002 and June 30, 2002, respectively	359	336
Additional paid-in capital	330,865	330,774
Accumulated deficit	(341,313)	(336,161)
Treasury stock, 607 shares at December 31, 2002 and June 30, 2002, respectively	(829)	(829)
Total stockholders’ deficit	(10,918)	(5,880)

Total liabilities and stockholders’ deficit	$14,647	$19,987

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2002	2001	2002	2001

Net revenues	$1,956	$2,831	$8,402	$10,952
Cost of sales	444	665	1,632	2,127
Gross profit	1,512	2,166	6,770	8,825
Selling, general, administrative and corporate expenses	2,792	4,347	8,687	9,453
Depreciation and amortization	147	208	316	306
Loss on closing of retail stores	989	—	1,458	—
Loss from operations	(2,416)	(2,389)	(3,691)	(934)
Interest income	28	126	51	311
Interest expense	(721)	(754)	(1,452)	(1,528)
Loss before provision for income taxes	(3,109)	(3,017)	(5,092)	(2,151)
Provision for income taxes	—	38	95	44
Loss from continuing operations	(3,109)	(3,055)	(5,187)	(2,195)
Gain (loss) from discontinued operations	136	(460)	(447)	(1,044)
Gain (loss) on disposal of discontinued operations	—	(291)	482	(291)
Net loss	$(2,973)	$(3,806)	$(5,152)	$(3,530)
Per share of common stock basic and diluted
Loss from continuing operations	$(0.09)	$(0.10)	$(0.15)	$(0.07)
Gain (loss) from discontinued operations	0.01	(0.02)	(0.01)	(0.03)
Gain (loss) on disposal of discontinued operations	—	(0.01)	0.01	(0.01)
Net loss per basic and diluted common share	$(0.08)	$(0.13)	$(0.15)	$(0.12)
Weighted average basic and diluted common shares outstanding	35,257	30,270	34,133	30,092

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended
	December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,152)	$(3,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	447	1,044
Loss (gain) on disposal of discontinued operations	(482)	291
Net change in assets and liabilities of discontinued operations	(419)	(3,363)
Bad debt expense	39	—
Depreciation and amortization	316	306
Loss on closing of retail stores	1,458	—
Loss on disposal of fixed assets	316	—
Gain on debt extinguishment	(46)	—
Amortization of deferred financing costs	389	384
Amortization of original issue discount on Subordinated Notes	60	61
Deferred rent	(358)	3
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	2,585	(112)
Inventories	(410)	(1,331)
Other current assets	785	(79)
Accounts payable	867	(442)
Accrued expenses	32	(1,743)
Deferred revenues	(127)	3
Net cash provided by (used in) operating activities	300	(8,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(74)	(782)
Proceeds from the sale of fixed assets	106	—
Sale of investments in marketable debt securities	—	2,881
Sale of Media Assets to Alloy	7,283	—
Other assets	—	(250)
Payment for business acquisitions	(25)	(600)
Net cash provided by investing activities	7,290	1,249

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchase	—	(591)
Repayment of capitalized lease obligations	(156)	(36)
Repayment of long-term debt	(470)	(538)
Net cash used in financing activities	(626)	(1,165)

Increase (decrease) in cash and cash equivalents	6,964	(8,424)
Cash and cash equivalents at beginning of period	597	14,927
Cash and cash equivalents at end of period	$7,561	$6,503

Noncash financing activities:
Issuance of common stock in connection with acquisitions	$114	$1,251

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002

(IN THOUSANDS)

(UNAUDITED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount

Balances at July 1, 2002	33,591	$336	$330,774	$(336,161)	$(829)	$(5,880)
Issuance of common stock in connection with Invino acquisition	2,274	23	91	—	—	114
Net loss	—	—	—	(5,152)	—	(5,152)
Balances at December 31, 2002	35,865	$359	$330,865	$(341,313)	$(829)	$(10,918)

YOUTHSTREAM MEDIA NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. (“YouthStream”) and its wholly-owned subsidiaries, Network Event Theater, Inc. (“NET”), American Passage Media, Inc. (“American Passage”), Beyond the Wall, Inc. (“Beyond the Wall”), and W3T.com, Inc. (“Teen.com”), (collectively, the “Company”).  On August 5, 2002 the Company sold substantially all of its media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment. In December 2001, the Company discontinued its Teen.com operations and closed its Hotstamp college business. In December 2000, the Company discontinued the operations of CommonPlaces, LLC (“CommonPlaces”), sixdegrees, inc. (“sixdegrees”), CollegeWeb.com, Inc. (“CollegeWeb”), and Invino Corporation (“Invino”). YouthStream, through its Beyond the Wall subsidiary, is now primarily a retail company that targets teenagers and young adults ages 12 to 24.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2002.

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL STATEMENT PRESENTATION

The Company has incurred recurring operating losses since its inception. As of December 31, 2002 the Company had an accumulated deficit of approximately $341,000,000 and expects to have insufficient capital to fund all of its obligations.  In January 2003 the Company completed a debt restructuring transaction with the holders of $18 million of its subordinated notes (described below).  In addition, the Company’s retail sales have been declining. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business, which could include seeking to dispose of some or all of its remaining assets. The Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company's current business.

In fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain.  For the six months ended December 31, 2002, the Company incurred approximately $1.5 million of expenses, relating to the closing of 20 retail store operations, including $81,000 for the write-off of fixed assets, $432,000 for the write-off of inventory, $916,000 of accruals for costs relating to the early termination of store leases and $29,000 of other expenses.  The total closing costs were classified as a separate line item in the income statement as part of continuing operations.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. DISCONTINUED OPERATIONS

On August 5, 2002 the Company sold substantially all of its media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc., for gross proceeds of $7,000,000 plus a working capital adjustment of an additional $283,000, which resulted in a gain of approximately $246,000 at the time of sale, which is included in the total gain on disposal of discontinued operations.

As a result of the sale, the media segment operations were discontinued in the first quarter of fiscal 2003.

In December 2001, the Company discontinued its Teen.com website. In connection with the discontinuance of that business, the Company incurred a charge of $348,000, related primarily to the write-off of property and equipment and an accrual for severance.

Net revenues and loss from discontinued operations are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001

Net revenues	$-0-	$5,757	$433	$9,848
Gain/(loss) from discontinued operations	136	(460)	(447)	(1,044)
Gain/(loss) on disposal of discontinued operations	—	(291)	482	(291)
Net gain/(loss) from discontinued operations	$136	$(751)	$35	$(1,335)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000”. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 was effective on May 15, 2002, and is not expected to have a material impact on the Company’s consolidated financial statements other than the classification of any gains or losses related to the early extinguishment of debt.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the

Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have a material impact on the Company’s present financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure to provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. Accordingly, the Company will adopt the disclosure requirements of SFAS 148 for the quarter ended March 31, 2003. Management is currently assessing the impact of this pronouncement.

4. LONG-TERM DEBT (IN DEFAULT AS OF DECEMBER 31, 2002)

Long-term debt consists of the following (in thousands):

	December 31, 2002	June 30, 2002

Subordinated Notes—Private Placement (A)	$5,000	$5,000
Note Payable to Finance Company (B)	—	496
Subordinated Notes—Private Placement (C)	12,000	12,000
Subordinated Notes—Private Placement (D)	1,000	1,000
Other	1	1
	18,001	18,497
Less: Unamortized original issue discount attributed to subordinated notes	253	313
	17,748	18,184
Less: Current portion of long-term debt	$17,748	$18,184

Non-current portion of long-term debt	$—	$—

(A) In July 1998, the Company issued subordinated notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000 (“NET Notes”). These notes bore interest at 11% per annum and were due in July 2003. In connection with the issuance of the subordinated notes, the Company issued 375,000 warrants to the accredited investors for $188,000, and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company’s common stock for $4.125, the market price of the Company’s common stock at the date of issuance. Based on an independent appraisal conducted at that time, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 have been recorded as deferred financing costs and are being amortized over the term of the subordinated notes. The original issue discount of $188,000 is also being amortized over the term of the related debt. On September 8, 2002, NET failed to make the interest payment due on the NET Notes, constituting an event of default under the terms of the NET Notes, and as a result, the holder of a majority of the NET Notes declared these notes due and payable under the terms of the NET Notes. In January 2003, the Company reached an agreement with the holders of the NET Notes to cancel all the principal of and interest on the NET Notes in exchange for an aggregate of $3,000,000 (60% of the aggregate principal amount of the NET Notes outstanding with no payment of accrued interest). (see Note 9).

(B) In March 2000, the Company issued a note to a finance company in the amount of $1,971,000 (“Equipment Note”). The note bore interest at the rate of 11.95% per annum and was payable in 36 equal monthly payments commencing in March 2000. The note was secured by certain equipment owned by NET. NET failed to make payments of approximately $65,000 due on August 1, 2002 and $65,000 due on September 1, 2002, in connection with the Equipment Note. On September 6, 2002, NET received notice from the finance company holding the Equipment Note stating that the entire outstanding indebtedness ($496,000) under the Equipment Note was due and payable pursuant to the terms of the note. On September 16, 2002, the holder of the Equipment Note commenced litigation against NET seeking repayment of the note.  In December 2002 the Company reached an agreement with the holder of the Equipment Note and (a) paid $470,000 in exchange for the cancellation of the principal of and interest on the Equipment Note, totaling $516,000, and (b) transferred title of the equipment securing the Equipment Note.

(C) In June 2000, the Company issued subordinated notes to an accredited investor in the amount of $12,000,000, less an original issue discount of $420,000 (“YSTM Notes”). The notes bore interest at 11% per annum and were due in

June 2005. In connection with the issuance of the subordinated notes, the Company issued 1,020,000 warrants to accredited investors in exchange for $420,000. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company’s common stock for $5.9375, the market price of the Company’s common stock at the date of issuance. Based on an independent appraisal at that time, the 1,020,000 warrants were valued at $3,346,000. The value of the warrants and closing costs of $494,000 were recorded as deferred financing costs and are being amortized over the term of the subordinated note. The original issue discount of $420,000 is being amortized over the term of the related debt. On August 31, 2002, the Company failed to make interest payments due on the YSTM Notes, constituting an event of default under the terms of the YSTM Notes. On September 9, 2002, the holders of the YSTM Notes declared these notes due and payable under the terms of the YSTM Notes. In January 2003 the Company reached an agreement with the holders of the YSTM Notes to cancel all the principal of and interest on the YSTM Notes in exchange for (a) $1,500,000; (b) 1,000,000 shares of preferred stock of the Company; (c) 3,486,875 shares of common stock of the Company (760,000 shares of which were issued to the former YSTM 2 Note holder and the remainder issued to third parties); and (d) a $3,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company’s stock in Beyond the Wall (see Note 9).

(D) In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000 (“YSTM 2 Note”). The note bore interest at 11% per annum and was due in July 2005. In connection with the issuance of the subordinated note, the Company issued 60,000 warrants to an accredited investor in exchange for $35,000. Each warrant, which expires in July 2005, entitles the holder to purchase one share of the Company’s common stock for $3.75, the market price of the Company’s common stock at the date of issuance. Based on an independent appraisal at that time, the 60,000 warrants were valued at $197,000. The value of the warrants was recorded as deferred financing costs and is being amortized over the term of the subordinated note. The original issue discount of $35,000 is being amortized over the term of the related debt. On August 31, 2002 the Company failed to make an interest payment due on the YSTM 2 Note, constituting an event of default under the terms of the YSTM 2 Note, and the holder of the note had the right to declare this note immediately due and payable. In January 2003 the Company reached an agreement with the holder of the YSTM 2 Note to cancel all the principal of and interest on the YSTM 2 Note in exchange for (a) a $1,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company’s stock in Beyond the Wall; and (b) 498,125 shares of the Company’s common stock (see Note 9).

5. REORGANIZATION

The Company announced its plan to move the Seattle operations to the New York office in March 2002. In April 2002, the Company finalized its transition plan, which resulted in the termination of 30 employees, and completed the transition in June 2002. The Company recorded a restructuring charge, which is included in selling, general and administrative expenses, in fiscal 2002 of approximately $519,000 relating to this decision, which included severance costs of $186,000, lease costs of $126,000 for a lease expiring November 2002, and $207,000 relating to the abandonment of certain fixed assets. As of December 31, 2002, the Company has remaining accruals of approximately $126,000 for lease obligation costs.

During the three months ended December 31, 2002, the Company wrote off approximately $316,000 of fixed assets, net of proceeds from equipment sales, relating to the closing of its corporate office in New York in November 2002.

6. STOCKHOLDER’S EQUITY

In September 2002, the Company issued approximately 2.3 million common shares and made a $25,000 cash payment, representing the final quarterly installment payment on the unpaid purchase price pursuant to the 1999 merger agreement between the Company and Invino.  The quarterly stock and cash payment resulted in a gain of $236,000, the amount for which is included in the overall gain on disposal of discontinued operations for the six months ended December 31, 2002.

7. SEGMENT INFORMATION

Prior to August 2002 the Company had two reporting segments: media and retail. The media segment represented the Company’s media, marketing and promotional services provided to advertisers by NET and American Passage. On August 5, 2002 the Company sold substantially all of the assets and certain liabilities from this segment and discontinued its operation. The retail segment consists of on-campus, online and retail store poster sales provided by Beyond the Wall.

The following is a summary of the major classes of assets and liabilities as of December 31, 2002 that remain from the Media segment:

December 31, 2002
(In thousands)
Current assets, net	$-0-
Current liabilities	(1,983)
Capitalized lease obligations	(41)
Net book value	$(2,024)

8. LEGAL

The Company is a party to certain legal proceedings commenced against it by former employees of the Company’s subsidiaries. These actions include: (a) a litigation pending in the District Court of Travis County, Texas by a former employee of the Company’s CommonPlaces, LLC (“CP”) subsidiary claiming that he is entitled to receive, without cost, an aggregate of 215,083 shares of YouthStream common stock; and (b) an arbitration filed in New York by the Company’s former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company is currently defending these actions and has asserted counterclaims in the action against its former CEO.

In addition, certain creditors of the Company and its subsidiaries and certain holders of the Company’s and its NET subsidiary’s debt have asserted or have threatened claims against the Company and its subsidiaries, which are the result of the Company’s failure to pay certain debts and liabilities as they came due.

In addition, certain landlords of stores which Beyond the Wall has vacated in advance of the expiration dates of the store leases or failed to pay rent when due have commenced litigation against Beyond the Wall.

Among the claims was a litigation filed in New York State Court by Wells Fargo in connection with the Wells Fargo Loan, seeking past due payments and future payments, late charges and interest costs and expenses, and certain collateral in connection with NET’s failure to make certain payments owed under the Wells Fargo Loan. On November 18, 2002, a temporary restraining order was issued by the Supreme Court of New York to prevent the Company from removing, transferring, pledging or assigning funds constituting the assets of NET and APMI, up to $500,000.  In December 2002 the Company reached a settlement with the note holder whereby a total of $470,000 was paid in full settlement of the outstanding liability.

Given the Company’s current financial situation, the costs of defending these proceedings, diversion of management’s attention to these matters, or the outcome of such proceedings could have a material adverse effect on the Company’s financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

9. SUBSEQUENT EVENTS

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary’s outstanding notes (NET Notes, YSTM Notes & YSTM 2 Notes), in the aggregate principal amount of $18 million, to cancel those notes.  In exchange for cancellation of all of the principal and interest due on the old notes, the note holders received $4.5 million in cash, preferred stock with a face value of $4 million, and 3,985,000 shares of common stock-equal to ten percent of the number of shares of the Company to be outstanding after the issuance of those shares, and $4 million aggregate principal amount of promissory notes issued by the Company’s retail subsidiary, Beyond the Wall, Inc., secured by the Company’s pledge of all of its stock in Beyond the Wall.

At the closing of the transaction, all of the Company’s previous directors and officers, including the chairman of the board and the acting chief financial officer, resigned and three new directors were elected.  Jonathan V. Diamond, who previously had been a director and Interim CEO of YouthStream, returned as the Company’s Chairman.  In addition, Hal Byer and Robert Scott Fritz were elected as directors of the new board.

On February 6, 2003 Robert Weingarten was appointed as the Company’s Chief Financial Officer and Jonathan V. Diamond was appointed as the Company’s Chief Executive Officer.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of these consolidated financial statements.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of posters and related products.

REVENUE RECOGNITION

Revenue is derived from the sale of merchandise to consumers on college campuses, online and in stores. Retail revenue is recognized at the time of the sale to the consumer.

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risk identified in the portfolio.

RESULTS OF OPERATIONS

(In thousands)

The Company’s consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the Company’s online segment and sale of its media assets. On August 5, 2002, the Company sold substantially all of its media assets and discontinued its media segment. The only remaining segment is retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three months and six months ended December 31, 2002 (unaudited) to the three months and six months ended December 31, 2001 (unaudited).

YouthStream generated revenues primarily from the sale of decorative wall posters, targeting teens and young adults, through on-campus sales events, retail stores and Internet sales.

Revenues decreased to $2.0 million for the three months ended December 31, 2002 from $2.8 million for the three months ended December 31, 2001. The revenue decline was attributable to negative same store sales and a reduction in the number of stores.

Revenues decreased to $8.4 million for the six months ended December 31, 2002 from $11.0 million for the six months ended December 31, 2001. The revenue decline was attributable to negative same store sales and a reduction in the number of stores.

Cost of sales consists of the cost of decorative wall posters sold. Cost of sales as a percentage of revenues remained relatively consistent at approximately 23% for the three months ended December 31, 2002 and for the three months ended December 31, 2001.

Cost of sales as a percentage of revenues was 19% for the six months ended December 31, 2002 and the six months ended December 31, 2001.

Store Closing Costs

For the three months ended December 31, 2002, the Company incurred expenses of approximately $989,000 relating to the closing of retail stores. This amount includes $460,000 of expenses for the early termination of existing store leases, $432,000 of expenses for the write-down of inventory, $81,000 of expenses for the write-off of fixed assets deemed impaired as of the store closing dates and $16,000 of moving costs.

For the six months ended December 31, 2002, the Company incurred expenses of approximately $1.5 million related to the closing of retail stores.  This amount includes $916,000 of expenses relating to the early termination of existing store leases, $432,000 of expenses relating to the write-down of inventory, $81,000 of expenses relating to the write-off of fixed assets deemed impaired as of the store closing dates and $29,000 of moving costs.

For the three months ended December 31, 2002, selling, general, administrative and corporate expenses, were $2.8 million as compared to $4.3 million for the three months ended December 31, 2001. The decrease of $1.5 million was due to corporate overhead cost savings, resulting from the sale of the media business in the first quarter of fiscal 2003, occupancy and payroll related expense savings due to the reduction of the number of retail stores in operation in fiscal 2003, and a gain from the write-off of deferred rent relating to the termination of the New York City office lease.

For the six months ended December 31, 2002, selling, general, administrative and corporate expenses, were $8.7 million as compared to $9.5 million for the six months ended December 31, 2001. The decrease of $800,000 was due primarily to corporate overhead cost savings, resulting from the sale of the media business, occupancy and payroll related expense savings due to the reduction of the number of retail stores in operation in fiscal 2003, and a gain from the write-off of deferred rent relating to the termination of the New York City office lease, offset by higher operating costs in connection with Beyond the Wall colleges events business in the first quarter of fiscal 2003.

For the three months ended December 31, 2002 and 2001, depreciation and amortization expense was $147,000 and $208,000, respectively.

For the six months ended December 31, 2002 and 2001, depreciation and amortization expense was $316,000 and $306,000, respectively

For the three months ended December 31, 2002, interest income was $28,000 as compared to $126,000 for the three months ended December 31, 2001. The decrease of $98,000 was due to lower cash balances and declining interest rates.

For the six months ended December 31, 2002, interest income was $51,000 as compared to $311,000 for the six months ended December 31, 2001. The decrease of $260,000 was due to lower cash balances and declining interest rates.

For the three months ended December 31, 2002 and 2001, interest expense was $721,000 and $754,000, respectively.

For the six months ended December 31, 2002 and 2001, interest expense was $1.5 million.

For the three months ended December 31, 2002, gain from discontinued operations was $136,000 as compared to a loss of $460,000 for the three months ended

December 31, 2001. The gain from discontinued operations in fiscal 2003 represents the net gain from the Media operations.

For the six months ended December 31, 2002, loss from discontinued operations was $447,000 as compared to a loss of $1.0 million for the six months ended December 31, 2001. The loss from discontinued operations in fiscal 2003 and 2002 represents the net loss from the Media operations.

For the six months ended December 31, 2002, gain on disposal of discontinued operations was $482,000. The gain for the period ended December 2002 was attributable to the gain on the sale of the Media segment to Alloy, Inc., totaling $246,000, and the gain on the settlement of an Invino purchase liability through the issuance of common shares, totaling $236,000.

For the three months and six months ended December 31, 2001, loss on disposal of discontinued operations was $291,000.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of December 31, 2002, the Company had approximately $7.6 million in cash and equivalents (a substantial portion of which was paid to creditors in the restructuring described below under “Subsequent Events”).  The Company has never been profitable and expects to continue to incur operating losses in the future. The Company’s historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.  There can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company’s continued existence.  There can be no assurances that the Company will be able to generate sufficient revenues from the operation of the retail business to meet the Company’s obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the six months ended December 31, 2002, the Company generated  $300,000 of cash from operating activities. For the six months ended December 31, 2001, the Company used $8.5 million in operating activities.

For the six months ended December 31, 2002, the Company generated $7.3 million from investing activities primarily relating to the $7.3 million sale of the Media business to a subsidiary of Alloy, Inc. For the six months ended December 31, 2001, the Company generated $1.2 million in investing activities primarily relating to the sale of investments in marketable debt securities, offset by $782,000 for capital expenditures.

Net cash used in financing activities was $626,000 for the six months ended December 31, 2002 and $1.2 million for the six months ended December 31, 2001.

The Company’s principal commitments consist of obligations outstanding under operating leases totaling approximately $1.3 million. The operating lease commitments declined from $5.4 million as of June 30, 2002, owing primarily to the settlement to terminate the lease obligation for approximately $2.1 million in future rent on the New York City office.

The Company’s capital requirements depend on its revenue growth, operating structure and the amount of resources devoted to the retail operations.

The Company does not have any material commitments for capital expenditures.

The Company has incurred recurring operating losses since its inception. As of December 31, 2002 the Company had an accumulated deficit of approximately $341,000,000 and expects to have insufficient capital to fund all of its obligations.  In January 2003 the Company completed a debt restructuring transaction with the holders of $18 million of its subordinated notes (described below).  In addition, the Company’s retail sales have been declining. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business, which could include seeking to dispose of some or all of its remaining assets. The Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company's current business.

The Company's new management intends to continue efforts to settle the Company's outstanding obligations and reduce operating costs.  The Company believes that its current cash resources, combined with revenues from continuing operations, will be adequate to fund its operations during the remainder of fiscal 2003.  However, to the extent the Company's estimates are inaccurate and/or the Company is unable to successfuly settle outstanding obligations and reduce operating costs, the Company may not have sufficient cash resources to maintain operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

The Company’s ability to improve its operations will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company’s control. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution to the interests of the Company’s stockholders.

In December 2002 the Company was delisted from NASDAQ because it did not comply with the minimum $2,000,000 net tangible asset requirement or the alternative minimum $2,500,000 stockholders’ equity requirement necessary for continued listing on NASDAQ’s SmallCap Market.

SUBSEQUENT EVENTS

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary’s outstanding notes (NET Notes, YSTM Notes & YSTM 2 Notes), in the aggregate principal amount of $18 million, to cancel those notes.  In exchange for cancellation of all of the principal and interest due on the old notes, the note holders received $4.5 million in cash, preferred stock with a face value of $4 million, and 3,985,000 shares of common stock-equal to ten percent of the number of shares of the Company to be outstanding after the issuance of those shares, and $4 million aggregate principal amount of promissory notes issued by the Company’s retail subsidiary, Beyond the Wall, Inc., secured by the Company’s pledge of all of its stock in Beyond the Wall.

At the closing of the transaction, all of the Company’s previous directors and officers, including the chairman of the board and the acting chief financial officer, resigned and three new directors were elected.  Jonathan V. Diamond, who previously had been a director and Interim CEO of YouthStream, returned as the Company’s Chairman.  In addition, Hal Byer and Robert Scott Fritz were elected as directors of the new board.

On February 6, 2003 Robert Weingarten was appointed as the Company’s Chief Financial Officer and Jonathan V. Diamond was appointed as the Company’s Chief Executive Officer.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company’s accounts receivable are subject, in the normal course of business to collection risks. The Company regularly assesses these risks and has established policies on business practices to protect against the adverse effects of collections risks.

ITEM 4.          CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported by management of the Company to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC obligations. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.

As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is a party to certain legal proceedings commenced against it by former employees of the Company’s subsidiaries. These actions include: (a) a litigation commenced in the District Court of Travis County, Texas by a former employee of the Company’s CommonPlaces, LLC (“CP”) subsidiary claiming that, based on a prior agreement, he is entitled to receive, without cost, an aggregate of 215,083 shares of YouthStream common stock; and (b) an arbitration filed in New York by the Company’s former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company is currently defending these actions and has asserted counterclaims in the action against its former CEO.

In addition, certain creditors of the Company and its subsidiaries and certain holders of the Company’s and its NET subsidiary’s debt have asserted or have threatened claims against the Company and its subsidiaries, which are the result of the Company’s failure to pay certain debts and liabilities as they came due.

Among the claims is a litigation filed in New York State Court by Wells Fargo in connection with the Wells Fargo Loan, seeking past due payments and future payments, late charges and interest costs and expenses, and certain collateral in connection with NET’s failure to make certain payments owed under the Wells Fargo Loan. On November 18, 2002, the Company was issued a temporary restraining order by the Supreme Court of New York to prevent the Company from removing, transferring, pledging or assigning funds constituting the assets of NET and APMI, up to $500,000.  In December 2002 the Company reached an agreement with the note holder and paid $470,000 in exchange for the cancellation of the Equipment Note and the transfer of the title of the equipment securing the note.

In addition, certain landlords of stores, which Beyond the Wall has vacated in advance of the expiration dates of the Store leases or failed to pay rent when due, have commenced litigation against Beyond the Wall.

Given the Company’s current financial situation, the costs of defending these proceedings, diversion of management’s attention to these matters, or the outcome of such proceedings could have a material adverse effect on the Company’s financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

ITEM 3.          DEFAULTS OF SENIOR SECURITIES

As discussed in Footnote 4 to the notes to the Company’s financial statements, the Company failed to make scheduled interest payments in the first quarter of fiscal 2003 on its long-term debt notes, which resulted in a default on its NET Notes due 2003, YSTM Notes due 2005, YSTM 2 Note due 2005 and Equipment Note due 2003.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Current Report on Form 8-K dated January 20, 2003, regarding the execution of a Restructuring Agreement dated as of January 20, 2003 among the Company, and its subsidiary, Network Event Theater, Inc., the United States Small Business Administration as Receiver for Interequity Capital Partners, LP, TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, LLC, The Charles and Adele Thurnher Living Trust Dated December 7, 1989, The Morrish Community Property Trust Dated April 15, 1998, and Jean Smith, Stanley J. Schrager, Richard Coppersmith, Rand Ravich and Jess M. Ravich, individually, and the consummation of the transactions contemplated by the Restructuring Agreement.

Exhibits:

99.1                            Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated February 24, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2003

YOUTHSTREAM MEDIA NETWORKS, INC.

	BY:	/s/ Jonathan V. Diamond
Jonathan V. Diamond
Chairman & Chief Executive Officer

	BY:	/s/ Robert Weingarten
Robert Weingarten
Chief Financial Officer

Certification

I, Jonathan V. Diamond, Chief Executive Officer and Chairman of the Board of Directors of YouthStream Media Networks, Inc., certify that:

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2002

/s/ Jonathan V. Diamond
Jonathan V. Diamond
Chairman & Chief Executive Officer

Certification

I, Robert Weingarten, Chief Financial Officer of YouthStream Media Networks, Inc., certify that:

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2002

/s/ Robert Weingarten
Robert Weingarten
Chief Financial Officer