Form 10-Q
period 2003-03-31
YOUTHSTREAM MEDIA NETWORKS INC
filed 2003-05-15
CIK 1103926

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   ☒       No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

At March 31, 2003, there were 39,850,000 shares of Common Stock, $.01 par value outstanding.

YOUTHSTREAM MEDIA NETWORKS, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2003	June 30, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,484	$597
Accounts receivable, net	—	2,667
Inventories, net	2,056	2,584
Prepaid expenses	413	180
Other current assets	58	195
Restricted cash	—	768

Total current assets	4,011	6,991

Property and equipment, net of accumulated depreciation of $1,254 and $1,918 at March 31, 2003 and June 30, 2002, respectively	1,723	2,749
Deferred financing costs, net of accumulated amortization $1,884 at June 30, 2002	—	2,565
Assets from discontinued operations	—	7,682

Total assets	$5,734	$19,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,322	$1,800
Accrued employee compensation	382	704
Accrued expenses	2,669	3,411
Current liabilities of discontinued operations	—	592
Deferred revenues	—	127
Current portion of deferred purchase price	—	375
Current portion of capitalized lease obligations	115	165
Current portion of long-term debt	1	18,184
Total current liabilities	5,489	25,358

Non current liabilities of discontinued operations	—	45
Capitalized lease obligations	—	106
Long-term debt	4,912	—
Other liabilities	—	358
Commitments and contingencies

Redeemable Preferred Stock (See Note 6)
Series A, 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4 per share, plus accrued interest, or $5,269 at December 31, 2010; no par value; 1,000 authorized; 1,000 issued and outstanding at March 31, 2003	5,269	—

Stockholders’ Deficit
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,850 shares and 33,591 shares issued at March 31, 2003 and June 30, 2002, respectively	398	336
Additional paid-in capital	331,080	330,774
Accumulated deficit	(340,585)	(336,161)
Treasury stock, 607 shares, at cost	(829)	(829)
Total stockholders’ deficit	(9,936)	(5,880)

Total liabilities and stockholders’ deficit	$5,734	$19,987

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002

Net revenues	$1,329	$2,570	$9,731	$13,522
Cost of sales	369	549	2,001	2,676
Gross profit	960	2,021	7,730	10,846
Selling, general, administrative and corporate expenses	2,322	4,308	11,055	13,761
Depreciation and amortization	149	195	465	501

Loss on closing of retail stores

324

—

1,782

—

Loss from operations	(1,835)	(2,482)	(5,572)	(3,416)
Interest income	7	130	58	441
Interest expense	(186)	(747)	(1,638)	(2,275)
Gain on debt settlement	2,754	—	2,800	—
Imputed interest on promissory notes	—	—	—	—
Income/(loss) before provision for income taxes	740	(3,099)	(4,352)	(5,250)
Provision for income taxes	5	94	100	138
Income/(loss) from continuing operations	735	(3,193)	(4,452)	(5,388)
Loss from discontinued operations	(7)	(1,209)	(454)	(2,254)
Gain on disposal of discontinued operations	—	303	482	13
Net income/(loss) attributable to common shares	$728	$(4,099)	$(4,424)	$(7,629)
Per share of common stock basic and diluted
Gain (loss) from continuing operations	$0.02	$(0.10)	$(0.12)	$(0.18)
Loss from discontinued operations	—	(0.04)	(0.01)	(0.07)
Gain on disposal of discontinued operations	—	0.01	0.01	—
Net income/(loss) per basic and diluted common share	$0.02	$(0.13)	$(0.12)	$(0.25)
Weighted average basic and diluted common shares outstanding	38,224	30,505	35,477	30,228

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,424)	$(7,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	454	2,254
Gain on disposal of discontinued operations	(482)	(13)
Net change in assets and liabilities of discontinued operations	(442)	(5,486)
Bad debt expense	39	—
Depreciation and amortization	465	501
Loss on closing of retail stores	1,782	—
Loss on disposal of fixed assets	316	—
Gain on debt extinguishment	(2,800)	—
Amortization of deferred financing costs	438	576
Amortization of original issue discount on Subordinated Notes	68	91
Deferred rent	(358)	4
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	2,628	(47)
Inventory	(107)	(1,023)
Other current assets	535	33
Accounts payable	522	633
Accrued expenses	219	(3,930)
Deferred revenues	(127)	603
Net cash used in operating activities	(1,274)	(13,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(77)	(922)
Proceeds from the sale of fixed assets	106	—
Sale of investments in marketable debt securities	—	3,613
Sale of Media Assets to Alloy	7,283	—
Other assets	—	(250)
Payment for business acquisitions	(25)	(600)
Net cash provided by investing activities	7,287	1,841

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchase	—	(591)
Repayment of capitalized lease obligations	(156)	(52)
Repayment of long-term debt	(4,970)	(1,481)
Net cash used in financing activities	(5,126)	(2,124)

Increase/(Decrease) in cash and cash equivalents	887	(13,716)
Cash and cash equivalents at beginning of period	597	14,927
Cash and cash equivalents at end of period	$1,484	$1,211

Supplemental cash flow information:
Cash paid for income taxes	$95	$132

Noncash financing activities:
Issuance of common stock in connection with acquisitions	$114	$1,462
Issuance of common stock in connection with troubled debt restructuring	$254	$—
Issuance of promissory notes in connection with troubled debt restructuring	$4,912	$—
Issuance of redeemable preferred stock in connection with troubled debt restructuring	$5,269	$—

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JUNE 30, 2002 TO MARCH 31, 2003

(IN THOUSANDS)

(UNAUDITED)

	Common Stock			Accumulated	Treasury
	Shares	Amount	APIC	Deficit	Stock	Total

Balances at June 30, 2002	33,591	$336	$330,774	$(336,161)	$(829)	$(5,880)
Issuance of common stock in connection with Invino acquisition	2,274	23	91	—	—	114
Issuance of common stock in connection with the debt restructuring	3,985	39	215			254
Net loss	—	—	—	(4,424)	—	(4,424)
Balances at March 31, 2003	39,850	$398	$331,080	$(340,585)	$(829)	$(9,936)

YOUTHSTREAM MEDIA NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. (“YouthStream”), and its wholly-owned subsidiaries, Network Event Theater, Inc. (“NET”), American Passage Media, Inc. (“American Passage”), Beyond the Wall, Inc. (“Beyond the Wall”), and W3T.com, Inc. (“Teen.com”), (collectively, the “Company”). On August 5, 2002 the Company sold substantially all of its media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment. In December 2001, the Company discontinued its Teen.com operations and closed its Hotstamp college business. In December 2000, the Company discontinued the operations of CommonPlaces, LLC (“CommonPlaces”), sixdegrees, inc., (“sixdegrees”), CollegeWeb.com, Inc. (“CollegeWeb”), and Invino Corporation (“Invino”). YouthStream, through its Beyond the Wall subsidiary, is now primarily a retail company that targets teenagers and young adults ages 12 to 24.

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

FINANCIAL STATEMENT PRESENTATION

The Company has incurred recurring operating losses since its inception. As of March 31, 2003 the Company had an accumulated deficit of approximately $341,000,000 and expects to have insufficient capital to fund all of its obligations.  In January 2003 the Company completed a debt restructuring transaction with the holders of $18 million of its subordinated notes (described below).  In addition, the Company’s retail sales have been declining. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business, which could include seeking to dispose of some or all of its remaining assets. The Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company’s current business.

Store Closing Costs

In fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain.  For the nine months ended March 31, 2003, the Company incurred approximately $1.8 million of expenses, relating to the closing of 25 retail store operations, including $214,000 for the write-off of fixed assets, $635,000 for the write-off of inventory, $874,000 of accruals for costs relating to the early termination of store leases and $59,000 for other expenses.  The total closing costs were classified as a separate line item in the statement of operations as part of continuing operations.

Debt Restructuring

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary’s outstanding notes (NET Notes, YSTM Notes & YSTM 2 Note), in the aggregate principal amount of $18 million, to cancel those notes.  In exchange for cancellation of all of the principal and interest due on the old notes, the note holders received in aggregate $4.5 million in cash, preferred stock with a face value of $4 million, and 3,985,000 shares of common stock, and $4 million aggregate principal amount of promissory notes issued by the Company’s retail subsidiary, Beyond the Wall, Inc., secured by the Company’s pledge of all of its stock in Beyond the Wall.

At the closing of the January 2003 debt restructuring, all of the Company’s previous directors and officers resigned, and three new directors were appointed.  Jonathan V. Diamond, who previously had been a director and interim Chief Executive Officer of the Company, was appointed as Chairman of the Board of Directors, and Hal G. Byer and Robert Scott Fritz were appointed as directors of the Company.  Mr. Diamond was appointed as Chief Executive Officer and Robert N. Weingarten was appointed as Chief Financial Officer.

During February 2003, the Company issued options to the three new directors to purchase an aggregate of 750,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years.  In addition, the three new directors acquired options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase an aggregate of 750,000 shares of such holder’s preferred stock, exercisable at estimated fair value.

The terms and conditions of the January 2003 debt restructuring agreement qualified as a troubled debt restructuring for accounting purposes in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. In determining the proper accounting treatment, the Company evaluated the nature of the economic consequences of each of the three separate transactions for purposes of determining the gain, if any, in connection with the extinguishment of the NET Notes, YSTM Notes and YSTM 2 Note in accordance with SFAS No. 15.

The cancellation of the NET Notes qualified as a full debt settlement whereby in exchange for the extinguishment of the $5 million note and cancellation of accrued interest, the holders received $3,000,000 cash.  As of the settlement date, the adjusted carrying value of the NET Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $5,448,000.  The settlement resulted in a gain of $2,448,000.

The cancellation of the YSTM Notes was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms.  In exchange for the extinguishment of the YSTM Notes, the holder received cash of $1,500,000, 3,486,875 shares of common stock with a fair value of $223,000, 1,000,000 shares of 4% redeemable preferred stock, face value of $4,000,000, including cumulative dividends, totaling $5,269,000, due December 31, 2010 and a $3,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010.  As of the settlement date, the adjusted carrying value of the YSTM Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $11,251,000.  After adjusting for the fair value of the cash and common stock exchanged, the carrying value of the YSTM Notes was $9,528,000.  For purposes of the determining the gain on the extinguishment of the YSTM Notes, the redeemable preferred stock was accounted for as a debt instrument given the mandatory redemption features of the security (see Note 6). The issuance of the $3,000,000 promissory note and the 1,000,000 shares of redeemable preferred stock constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note and the redeemable preferred stock, including cumulative interest and dividends, was less than the adjusted carrying value of the YSTM Notes extinguished, the Company recognized a gain totaling $306,000 and recorded the value of the promissory note and the redeemable preferred stock at the undiscounted future value of $3,953,000 and $5,269,000, respectively, with no interest expense or accretions in value to be recognized over the remaining life of the promissory note and preferred stock.

The cancellation of the YSTN 2 Note was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms.  In exchange for the extinguishment of the YSTM 2 Note, the holder received 498,125 shares of the Company’s common stock with a fair value of $32,000 and a $1,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010.  As of the settlement date, the adjusted carrying value of the YSTM 2 Note, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $991,000.  After adjusting for the fair value of the common shares exchanged, the carrying value of the YSTM 2 Note was $960,000.  The issuance of the $1,000,000 promissory note constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note, including principal and interest, was greater than the adjusted carrying value of the YSTM 2 Note extinguished, the Company recognized no gain.  The promissory note was revalued at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

In total, the Company recognized a gain from the troubled debt restructuring totaling $2,754,000.  The gain was classified as part of continuing operations in accordance with SFAS No. 145, “Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000.”  The gain from the transaction resulted in increasing basic and diluted income per common share by $0.07 and $0.08 for the three months and nine months ended March 31, 2003, respectively.

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

As a result of the sale, the media segment operations were discontinued during the three months ended September 30, 2002.

In December 2001, the Company discontinued its Teen.com website. In connection with the discontinuance of that business, the Company incurred a charge of $348,000, related primarily to the write-off of property and equipment and an accrual for severance.

Net revenues and loss from discontinued operations are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002

Net revenues	$0	$5,056	$433	$14,644
Loss from discontinued operations	(7)	(1,209)	(454)	(2,254)
Gain on disposal of discontinued operations	—	303	482	13
Net gain/(loss) from discontinued operations	$(7)	$(906)	$28	$(2,241)

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000”. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 was effective May 15,2002, and is not expected to have a material impact on the Company’s consolidated financial statements other than the classification of any gains or losses related to the early extinguishment of debt.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123” (“SFAS 148”). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure to provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. Accordingly, the Company has adopted the disclosure requirements of SFAS 148 for the quarter ended March 31, 2003.

4.  STOCK-BASED COMPENSATION

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and the Company is in compliance with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.  The Company does not record compensation expense for rights to purchase shares under its ESOP because it satisfies certain conditions under APB 25.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

(In Thousands, Except Per Share Amounts)

	3 Months Ended March 31,		9 Months Ended March 31,
	2003	2002	2003	2002
Net income/(loss) attributable to common shares, as reported	$728	$(4,099)	$(4,424)	$(7,629)
Add: Total stock-based employee compensation expense included in reported net income/(loss)	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(540)	(1,177)	(1,882)	(4,512)
Net income/(loss), pro forma	$188	$(5,276)	$(6,306)	$(12,141)
Basic and diluted net income/(loss) per common share, as reported	$0.02	$(0.13)	$(0.12)	$(0.25)
Basic and diluted net loss per common share, pro forma	$—	$(0.17)	$(0.18)	$(0.40)

5.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2003	June 30, 2002

Subordinated Notes — Private Placement (A)	$—	$5,000
Note Payable to Finance Company (B)	—	496
Subordinated Notes — Private Placement (C)	—	12,000
Subordinated Notes — Private Placement (D)	—	1,000
Promissory Notes — Private Placement (E)	3,953	—
Promissory Notes — Private Placement (F)	1,000	—
Other	1	1
	4,954	18,497
Less:

Unamortized original issue discount	41	313

	4,913	18,184
Less: Current portion of long-term debt	$1	$18,184

Long-term debt total	$4,912	$—

(A)  In July 1998, the Company issued subordinated notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000 (“NET Notes”). These notes bore interest at 11% per annum and were due in July 2003. In connection with the issuance of the subordinated notes, the Company issued 375,000 warrants to the accredited investors for $188,000, and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company’s common stock for $4.125, the market price of the Company’s common stock at the date of issuance. Based on an independent appraisal conducted at that time, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 was recorded as deferred financing costs and was amortized over the term of the subordinated notes. The original issue discount of $188,000 was also amortized over the term of the related debt. On September 8, 2002, NET failed to make the interest payment due on the NET Notes, constituting an event of default under the terms of the NET Notes, and as a result, the holder of a majority of the NET Notes declared these notes due and payable under the terms of the NET Notes. In January 2003 the Company reached an agreement with the holders of the NET Notes to cancel all the principal of and interest on the NET Notes in exchange for aggregate cash payments of $3,000,000. The settlement of the NET Notes resulted in a gain totaling $2,448,000.

(B) In March 2000, the Company issued a note to a finance company in the amount of $1,971,000 (“Equipment Note”). The note bore interest at the rate of 11.95% per annum and was payable in 36 equal monthly payments commencing in March 2000. The note was secured by certain equipment owned by NET. NET failed to make payments of approximately $65,000 due on August 1, 2002 and $65,000 due on September 1, 2002, in connection with the Equipment Note. On September 6, 2002, NET received notice from the finance company holding the Equipment Note stating that the entire outstanding indebtedness ($496,000) under the Equipment Note was due and payable pursuant to the terms of the note. On September 16, 2002, the holder of the Equipment Note commenced litigation against NET seeking repayment of the note.  In December 2002 the Company reached an agreement with the holder of the Equipment Note and (a) paid $470,000 in exchange for the cancellation of the  principal of and interest on the Equipment Note, totaling $516,000, and (b) transferred title of the equipment securing the Equipment Note to the finance company. This transaction resulted in a gain of $46,000.

(C)  In June 2000, the Company issued subordinated notes to an accredited investor in the amount of $12,000,000, less an original issue discount of $420,000 (“YSTM Notes”). The notes bore interest at 11% per annum and were due in June 2005. In connection with the issuance of the subordinated notes, the Company issued 1,020,000 warrants to accredited investors in exchange for $420,000.Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company’s common stock for $5.9375, the market price of the Company’s common stock at the date of issuance. Based on an independent appraisal at that time, the 1,020,000 warrants were valued at $3,346,000. The value of the warrants and closing costs of $494,000 was recorded as deferred financing costs and was amortized over the term of the subordinated note. The original issue discount of $420,000 was amortized over the term of the related debt. On August 31, 2002, the Company failed to make interest payments due on the YSTM Notes, constituting an event of default under the terms of the YSTM Notes. On September 9, 2002, the holders of the YSTM Notes declared this note due and payable under the terms of the YSTM Notes. In January 2003, as part of the debt restructuring, the Company reached an agreement with the holders of the YSTM Notes to cancel all the principal of and interest on the YSTM Notes in exchange for (a) cash of $1,500,000; (b) 1,000,000 shares of redeemable preferred stock of the Company; (c) 3,486,875 shares of common stock of the Company; and (d) a $3,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company’s stock in Beyond the Wall.

(D)  In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000 (“YSTM 2 Note”). The note bore interest at 11% per annum and was due in July 2005. In connection with the issuance of the subordinated note, the Company issued 60,000 warrants to an accredited investor in exchange for $35,000. Each warrant, which expires in July 2005, entitles the holder to purchase one share of the Company’s common stock for $3.75, the market price of the Company’s common stock at the date of issuance. Based on an independent appraisal at thattime, the 60,000 warrants were valued at $197,000. The value of the warrants wasrecorded as deferred financing costs and was amortized over the term of the subordinated note. The original issue discount of $35,000 was amortized over the term of the related debt. On August 31, 2002 the Company failed to make an interest payment due on the YSTM 2 Note, constituting an event of default under the terms of the YSTM 2 Note, and the holder of the note had the right to declare this note immediately due and payable. In January 2003 the Company reached an agreement with the holder of the YSTM 2 Note to cancel all the principal of and interest on the YSTM 2 Note in exchange for (a) a $1,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company’s stock in Beyond the Wall; and (b) 498,125 shares of the Company’s common stock.

(E)  In January 2003, as part of the debt restructuring the Company issued a promissory note to an accredited investor with a face amount of $3,000,000 and total future interest payments of $953,000.  The note bears interest at 4% per annum with cumulative interest and principal due December 31, 2010.  This note was issued as part of the January 2003 debt restructuring whereby the YSTM Notes were extinguished in exchange for a $1,500,000 cash payment, issuance of 3,486,875 shares of common stock, issuance of 1,000,000 shares of redeemable preferred stock and issuance of $3,000,000 promissory note secured by the Company’s pledge of all of its stock in its subsidiary, Beyond the Wall. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note were less than the adjusted carrying value of the YSTM Notes, the promissory note was recorded at the undiscounted future cash value of $3,953,000 with no interest expense to be recognized over the remaining life of the new note.  The restructuring of the YSTM Notes resulted in a gain totaling $306,000.

(F)  In January 2003, the Company issued a promissory note to an accredited investor with a face value of $1,000,000 and total future interest payments of $318,000.  The note bears interest at 4% per annum with cumulative interest and principal due December 31, 2010.  This note was issued as part of the January 2003 debt restructuring in connection with which the YSTM 2 Note was extinguished in exchange for issuance of 498,125 shares of common stock and issuance of the promissory note secured by the Company’s pledge of all of its stock in its subsidiary, Beyond the Wall. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note, including principal and cumulative interest, were greater than the adjusted carrying value of the YSTM 2 Note, the promissory note issued was recorded at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

6.  REDEEMABLE PREFERRED STOCK

In connection with the January 2003 debt restructuring agreement with the holders of the YSTM Notes, the Company authorized and issued 1,000,000 shares of Series A Preferred Stock with the following characteristics:

•                  Dividend Rights.  The holders of the shares of preferred stock are entitled to receive, when and as declared by the Company’s board of directors, out of funds legally available for that purpose, cumulative preferential dividends in cash at the rate of 4% a year on the face amount of $4 per share payable quarterly.

•                  Redemption.  The Company shall redeem all of the preferred stock outstanding as of December 31, 2010 at $4 per share, plus all accrued and unpaid dividends thereon.  As of March 31, 2003, the redemption value of the total issued and outstanding shares of redeemable preferred stock totaled $5,269,000.  The Company has the option in 2003 to repurchase all or a portion of preferred stock outstanding for 50% of its face amount plus 100% of accrued and unpaid dividends thereon, and during 2004 the Company has the option to repurchase all or a portion of the preferred stock at 75% of its face amount plus accrued and unpaid dividends thereon.

•                  Convertibility and Voting Rights. The Series A Preferred Stock is not convertible into any other security of the Company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock or except as granted to holders by law.

Because the preferred stock is mandatorily redeemable and was issued in connection with a troubled debt restructuring, it is classified outside of permanent equity at the future redemption value of $5,269,000, including cumulative dividends, with no future accretion adjustments to the balance to be taken against stockholders’ equity (deficit) in subsequent periods.

7.  REORGANIZATION

The Company announced a plan to move its Seattle operations to its New York office in March 2002. In April 2002, the Company finalized its transition plan, which resulted in the termination of 30 employees, and completed the transition in June 2002. The Company recorded a restructuring charge, which is included in selling, general and administrative expenses, during the fiscal year ended June 30, 2002 of approximately $519,000 relating to this decision, which included severance costs of $186,000, lease costs of $126,000 for a lease expiring November 2002, and $207,000 relating to the abandonment of certain fixed assets. As of March 31, 2003, the Company has remaining accruals of approximately $126,000 for lease obligation costs.

For the nine months ended March 31, 2003, the Company wrote off approximately $316,000 of fixed assets, net of proceeds from the equipment sales, relating to the closing of its corporate office in New York in November 2002.

8.  STOCKHOLDER’S EQUITY

In September 2002, the Company issued 2,273,531 common shares and made a $25,000 cash payment, representing the final quarterly installment payment on the unpaid purchase price adjustment pursuant to the 1999 merger agreement between the Company and Invino.  The quarterly stock and cash payment resulted in a gain of $236,000, the amount for which is included in the overall gain on disposal of discontinued operations for the nine months ended March 31, 2003.

In January 2003, the Company completed a debt restructuring transaction whereby approximately 3,985,000 common shares were issued to the holders of the YSTM Notes and YSTM 2 Note, in accordance with the terms of the debt restructuring to extinguish the YSTM Notes and YSTM 2 Note.  The additional common shares were valued using the three-day average trading price one day before and one day after the effective date of the debt restructuring.

9.  SEGMENT INFORMATION

Prior to August 2002, the Company had two reporting segments: media and retail. The media segment represented the Company’s media, marketing and promotional services provided to advertisers by NET and American Passage. On August 5, 2002, the Company sold substantially all of the assets and certain liabilities from this segment and discontinued its operation. The retail segment consists of on-campus, online and retail store poster sales provided by Beyond the Wall.

The following is a summary of the major classes of assets and liabilities as of March 31, 2003 that remain from the Media segment:

March 31, 2003
(In thousands)
Current assets, net	$-0-
Current liabilities	(1,900)
Capitalized lease obligations	(41)
Net book value	$(1,941)

10.  LEGAL

The Company is a party to certain legal proceedings commenced against it by former employees of the Company’s subsidiaries. These actions include a litigation pending in the District Court of Travis County, Texas by a former employee of the Company’s CommonPlaces, LLC (“CP”) subsidiary claiming that he is entitled to receive, without cost, an aggregate of 215,083 shares of YouthStream common stock.  The Company reached a settlement with the former employee in January 2003.  As part of the settlement agreement, the Company made a $90,000 cash payment and issued a non-interest bearing promissory note for $250,000 due in January 2004 in the event that the Company should file for reorganization under Chapter 11 of the federal bankruptcy laws within one year and, as a result, the former employee would be required to return the $90,000 payment.  The Company has not recorded the issuance of the promissory note, given that it has been deemed improbable that all of the conditions required under the settlement agreement would be fulfilled which would cause the promissory note to take effect.  The Company is also involved in an arbitration filed in New York by the Company’s former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company is currently defending these actions and has asserted counterclaims in the action against its former CEO.

In addition, certain creditors of the Company and its subsidiaries and certain holders of the Company’s and its NET subsidiary’s debt have asserted or have threatened claims against the Company and its subsidiaries, which are the result of the Company’s failure to pay certain debts and liabilities as they came due.

In addition, certain landlords of stores which Beyond the Wall has vacated in advance of the expiration dates of the store leases or failed to pay rent when due have commenced litigation against the Company.

Given the Company’s current financial situation, the costs of defending these proceedings and diversion of management’s attention to these matters, the outcome of such proceedings could have a material adverse effect on the Company’s financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

(In thousands)

The Company’s consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the Company’s online segment and sale of its media assets. On August 5, 2002, the Company sold substantially all of its media assets and discontinued its media segment. The only remaining segment is retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three months and nine months ended March 31, 2003 (unaudited) to the three months and nine months ended March 31, 2002 (unaudited).

YouthStream generated revenues primarily from the sale of decorative wall posters, targeting teens and young adults, through on-campus sales events, retail stores and Internet sales.

Revenues decreased to $1.3 million for the three months ended March 31, 2003 from $2.6 million for the three months ended March 31, 2002. The revenue decline was attributable to a decline in colleges events sales, negative same store retail sales and a reduction in the number of retail stores.

Revenues decreased to $9.7 million for the nine months ended March 31, 2003 from $13.5 million for the nine months ended March 31, 2002. The revenue decline was attributable to a decline in colleges events sales, negative same store retail sales and a reduction in the number of retail stores.

Cost of sales consists of the cost of decorative wall posters sold. Cost of sales as a percentage of revenues was 28% and 21% for the three months ended March 31, 2003 and for the three months ended March 31, 2002, respectively.  The increase in the cost of sales ratio for the three months ended March 31, 2003 was attributable to the promotional discounting of poster sales prices in January 2003.

Cost of sales as a percentage of revenues was 21% and 20% for the nine months ended March 31, 2003 and for the nine months ended March 31, 2002, respectively.

Store Closing Costs

For the three months ended March 31, 2003, the Company incurred expenses of approximately $324,000 relating to the closing of retail stores. This amount includes $21,000 of expenses for the early termination of existing store leases, offset by a gain of $62,000 from settlements with certain landlords, $203,000 of expenses for the write-down of inventory, $133,000 of expenses for the write-off of fixed assets deemed impaired as of the store closing dates and $29,000 of other costs.

For the nine months ended March 31, 2003, the Company incurred expenses of approximately $1.8 million related to the closing of retail stores.  This amount includes $874,000 of expenses relating to the early termination of existing store leases, $635,000 of expenses relating to the write-down of inventory, $214,000 of expenses relating to the write-off of fixed assets deemed impaired as of the store closing dates and $59,000 of other costs.

For the three months ended March 31, 2003, selling, general, administrative and corporate expenses, were $2.3 million as compared to $4.3 million for the three months ended March 31, 2002. The decrease of $2.0 million was due to corporate overhead cost savings, resulting from the sale of the media business in the first quarter of fiscal 2003, occupancy and payroll related expense savings due to the reduction of the number of retail stores in operation in fiscal 2003.

For the nine months ended March 31, 2003, selling, general, administrative and corporate expenses, were $11.0 million as compared to $13.8 million for the nine months ended March 31, 2002. The decrease of $2.8 million was due primarily to corporate overhead cost savings, resulting from the sale of the media business, occupancy and payroll related expense savings due to the reduction of the number of retail stores in operation in fiscal 2003, and a gain of $346,000 from the write-off of deferred rent expense relating to the termination of the New York City office lease, offset by higher operating costs in connection with the Colleges events business in the first quarter of fiscal 2003.

For the three months ended March 31, 2003 and 2002, depreciation and amortization expense was $149,000 and $195,000, respectively.

For the nine months ended March 31, 2003 and 2002, depreciation and amortization expense was $465,000 and $501,000, respectively.

For the three months ended March 31, 2003, interest income was $7,000 as compared to $130,000 for the three months ended March 31, 2002. The decrease of $123,000 was due to lower cash balances and declining interest rates.

For the nine months ended March 31, 2003, interest income was $58,000 as compared to $441,000 for the nine months ended March 31, 2002. The decrease of $383,000 was due to lower cash balances and declining interest rates.

For the three months ended March 31, 2003, interest expense was $186,000 as compared to $747,000 for the three months ended March 31,2002. The decrease of $561,000 was due to the debt settlement reached between the Company and its noteholders in January 2003.

For the nine months ended March 31, 2003, interest expense was $1.6 million as compared to $2.2 million for the nine months ended March 31,2002. The decrease of $600,000 was due to the debt settlement reached between the Company and its noteholders in January 2003.

For the three months ended March 31, 2003, loss from discontinued operations was $7,000 as compared to a loss of $1.2 million for the three months ended March 31, 2002. The loss from discontinued operations represents the net loss from the Media operations.

For the nine months ended March 31, 2003, loss from discontinued operations was $454,000 as compared to a loss of $2.3 million for the nine months ended March 31, 2002. The loss from discontinued operations in fiscal 2003 and 2002 represents the net loss from the Media operations.

For the three months ended March 31, 2002, gain on disposal of discontinued operations was $303,000.

For the nine months ended March 31, 2003, gain on disposal of discontinued operations was $482,000. The gain for the period ended March 2003 was attributable to the gain on the sale of the Media segment to Alloy, Inc., totaling $246,000, and the gain on the settlement of an Invino purchase liability through the issuance of common shares, totaling $236,000.  For the nine months ended March 31, 2002, gain on disposal of discontinued operations was $13,000.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of March 31, 2003, the Company had approximately $1.5 million in cash and equivalents.  The Company has never been profitable and expects to continue to incur operating losses in the future. The Company’s historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.  There can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company’s continued existence.  There can be no assurances that the Company will be able to generate sufficient revenues from the operation of the retail business to meet the Company’s obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the nine months ended March 31, 2003, the Company used approximately $1.3 million of cash in operating activities. For the nine months ended March 31, 2002, the Company used $13.4 million in operating activities.

For the nine months ended March 31, 2003, the Company generated $7.3 million in investing activities primarily relating to the $7.3 million sale of the Media business to a subsidiary of Alloy, Inc. For the nine months ended March 31, 2002, the Company generated $1.8 million in investing activities primarily relating to the sale of investments in marketable debt securities, offset by $922,000 for capital expenditures.

Net cash used in financing activities was $5.1 million for the nine months ended March 31, 2003 and $1.2 million for the nine months ended March 31, 2002.  The Company’s principal commitments consist of obligations outstanding under operating leases totaling approximately $1.0 million. The operating lease commitments declined from $5.4 million as of June 30, 2002, owing primarily to the settlement to terminate the lease obligation for approximately $2.1 million in future rent on the New York City office.

The Company’s capital requirements depend on its revenue growth, operating structure and the amount of resources devoted to the retail operations.

The Company does not have any material commitments for capital expenditures.

The Company has incurred recurring operating losses since its inception. As of March 31, 2003 the Company had an accumulated deficit of approximately $341,000,000 and expects to have insufficient capital to fund all of its obligations.  In January 2003 the Company completed a debt restructuring transaction with the holders of $18 million of its subordinated notes (described below).  In addition, the Company’s retail sales have been declining. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business, which could include seeking to dispose of some or all of its remaining assets. The Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company’s current business.

The Company’s new management intends to continue efforts to settle the Company’s outstanding obligations and reduce operating costs.  The Company believes that its current cash resources, combined with revenues from continuing operations, will be adequate to fund its operations during the remainder of fiscal 2003.  However, to the extent the Company’s estimates are inaccurate and/or the Company is unable to successfuly settle outstanding obligations and reduce operating costs, the Company may not have sufficient cash resources to maintain operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

The Company's new management is exploring various strategic alternatives, including the sale of the Company's remaining business operations and the acquisition of one or more new business opportunities. However, there can be no assurances that such efforts will be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain legal proceedings commenced against it by former employees of the Company’s subsidiaries. These actions include a litigation commenced in the District Court of Travis County, Texas by a former employee of the Company’s CommonPlaces, LLC (“CP”) subsidiary claiming that, based on a prior agreement, he is entitled to receive, without cost, an aggregate of 215,083 shares of YouthStream common stock.  The Company reached a settlement with the former employee in January 2003.  As part of the settlement agreement, the Company made a $90,000 cash payment and issued a non-interest bearing promissory note for $250,000 due in January 2004 in the event that the Company should file for reorganization under Chapter 11 of the federal bankruptcy laws within one year and, as a result, the former employee would be required to return the $90,000 payment.  The Company has not recorded the issuance of the promissory note, given that it has been deemed improbable that all of the conditions required under the settlement agreement would be fulfilled which would cause the promissory note to take effect.  The Company is also involved in an arbitration filed in New York by the Company’s former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company is currently defending these actions and has asserted counterclaims against the plaintiffs in two of these actions.

In addition, certain creditors of the Company and its subsidiaries and certain holders of the Company’s and its NET subsidiary’s debt have asserted or have threatened claims against the Company and its subsidiaries, which are the result of the Company’s failure to pay certain debts and liabilities as they came due.

In addition, certain landlords of stores, which Beyond the Wall has vacated in advance of the expiration dates of the store leases or failed to pay rent when due, have commenced litigation against the Company.

Given the Company’s current financial situation, the costs of defending these proceedings and diversion of management’s attention to these matters, the outcome of such proceedings could have a material adverse effect on the Company’s financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Current Report on Form 8-K dated January 20, 2002, regarding the execution of a Restructuring Agreement dated as of January 20, 2003 among the Company, and its subsidiary, Network Event Theater, Inc., the United States Small Business Administration as Receiver for Inter equity Capital Partners, LP, TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, LLC, The Charles and Adele Thurnher Living Trust Dated December 7, 1989, The Morrish Community Property Trust Dated April 15, 1998, and Jean Smith, Stanley J. Schrager, Richard Coppersmith, Rand Ravich and Jess M. Ravich, individually, and the consummation of the transactions contemplated by the Restructuring Agreement.

Exhibits:

99.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 15, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003

YOUTHSTREAM MEDIA NETWORKS, INC.

BY:
/s/ Jonathan V. Diamond
Jonathan V. Diamond
Chairman & Chief Executive Officer

BY:
/s/ Robert N. Weingarten
Robert N. Weingarten
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

Date: May 15, 2003

/s/ Jonathan V. Diamond
Jonathan V. Diamond
Chairman & Chief Executive Officer

Certification

I, Robert N. Weingarten, Chief Financial Officer of YouthStream Media Networks, Inc., certify that:

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

Date: May 15, 2003
/s/ Robert N. Weingarten
Robert N. Weingarten
Chief Financial Officer