Form 10-Q
period 2003-06-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2003-08-19
CIK 1103926

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At June 30, 2003, there were 39,850,000 shares of Common Stock, $.01 par value outstanding.

YOUTHSTREAM MEDIA NETWORKS, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2003	September 30, 2002	June 30, 2002
	(Unaudited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$549	$9,067	$597
Accounts receivable, net	—	732	2,667
Inventories, net	2,078	3,622	2,584
Prepaid expenses	282	254	180
Other current assets	79	148	195
Restricted cash	—	655	768

Total current assets	2,988	14,478	6,991

Property and equipment, net of accumulated depreciation of $1,317, $940 and $1,918 at June 30, 2003, September 30, 2002 and June 30, 2002, respectively	1,630	2,134	2,749
Deferred financing costs, net of accumulated amortization $2,083 and $1,884 at September 30, 2002 and June 30, 2002, respectively	—	2,366	2,565
Other assets	10	—	—
Assets from discontinued operations	—	—	7,682

Total assets	$4,628	$18,978	$19,987

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,498	$3,527	$1,800
Accrued employee compensation	279	389	704
Accrued expenses	2,583	4,289	4,003
Deferred revenues	—	—	127
Current portion of deferred purchase price	—	—	375
Current portion of capitalized lease obligations	55	121	165
Current portion of long-term debt	—	18,213	18,184
Total current liabilities	5,415	26,539	25,358

Capitalized lease obligations	—	38	151
Long-term debt	4,912	—	—
Other liabilities	—	346	358

Redeemable Preferred Stock (See Note 6)
Series A, 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4 per share, plus cumulative dividends, or $5,269 at December 31, 2010; no par value; 1,000 authorized; 1,000 issued and outstanding at June 30, 2003	5,269	—	—

Commitments and contingencies	—	—	—

Stockholders’ Deficiency
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,850 shares, 35,865 shares and 33,591 shares issued at June 30, 2003, September 30, 2002 and June 30, 2002, respectively	398	359	336
Additional paid-in capital	331,080	330,865	330,774
Accumulated deficiency	(341,617)	(338,340)	(336,161)
Treasury stock, 607 shares, at cost	(829)	(829)	(829)
Total stockholders’ deficiency	(10,968)	(7,945)	(5,880)

Total liabilities and stockholders’ deficiency	$4,628	$18,978	$19,987

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002

Net revenues	$682	$1,438	$3,967	$6,839
Cost of sales	164	1,072	977	2,285
Gross profit	518	366	2,990	4,554
Selling, general, administrative and corporate expenses	1,500	10,993	6,191	19,649
Depreciation and amortization	63	68	359	471

Loss on closing of retail stores

8

—

1,790

—

Loss from operations	(1,053)	(10,695)	(5,350)	(15,566)
Interest income	1	9	35	265
Interest expense	—	(794)	(907)	(2,294)
Gain on debt settlement	—	—	2,800	—
Loss before provision for income taxes	(1,052)	(11,480)	(3,422)	(17,595)
Provision for income taxes	4	46	8	178
Loss from continuing operations	(1,056)	(11,526)	(3,430)	(17,773)
Gain (loss) from discontinued operations	24	(2,222)	153	(3,892)
Gain on disposal of discontinued operations	—	865	—	877
Net loss attributable to common shares	$(1,032)	$(12,883)	$(3,277)	$(20,788)
Per share of common stock-basic and diluted
Loss from continuing operations	$(0.03)	$(0.37)	$(0.09)	$(0.59)
Loss from discontinued operations	—	(0.07)	—	(0.13)
Gain on disposal of discontinued operations	—	0.02	—	0.03
Net loss per basic and diluted common share	$(0.03)	$(0.42)	$(0.09)	$(0.69)
Weighted average basic and diluted common shares outstanding	39,242	30,969	37,564	30,113

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,277)	$(20,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	(153)	3,892
Gain on disposal of discontinued operations	—	(877)
Net change in assets and liabilities of discontinued operations	95	5,070
Bad debt expense	39	(4)
Depreciation and amortization	359	471
Loss on closing of retail stores	1,790	—
Gain on disposal of fixed assets	(137)	—
Gain on debt extinguishment	(2,800)	—
Amortization of deferred financing costs	239	623
Amortization of original issue discount on Subordinated Notes	38	93
Deferred rent	(346)	(9)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	693	(935)
Inventory	909	625
Other current assets	560	446
Accounts payable	(1,024)	714
Accrued expenses	(541)	(2,760)
Deferred revenues	—	1,500
Net cash used in operating activities	(3,556)	(11,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40)	(498)
Proceeds from the sale of fixed assets	106	—
Sale of investments in marketable debt securities	—	3,284
Other assets	(10)	—
Payment for business acquisitions	—	(1,050)
Net cash provided by investing activities	56	1,736

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchase	—	(291)
Repayment of capitalized lease obligations	(48)	(44)
Repayment of long-term debt	(4,970)	(1,411)
Net cash used in financing activities	(5,018)	(1,746)

Decrease in cash and cash equivalents	(8,518)	(11,949)
Cash and cash equivalents at beginning of period	9,067	12,546
Cash and cash equivalents at end of period	$549	$597

Supplemental cash flow information:
Cash paid for income taxes	$95	$97

Noncash financing activities:
Issuance of common stock in connection with acquisitions	$—	$569
Issuance of common stock in connection with troubled debt restructuring	$254	$—
Issuance of promissory notes in connection with troubled debt restructuring	$4,912	$—
Issuance of redeemable preferred stock in connection with troubled debt restructuring	$5,269	$—

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD OCTOBER 1, 2002 TO JUNE 30, 2003

(IN THOUSANDS)

(UNAUDITED)

	Common Stock		APIC	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount

Balances at October 1, 2002	35,865	$359	$330,865	$(338,340)	$(829)	$(7,945)
Issuance of common stock in connection with debt restructuring	3,985	39	215			254
Net loss	—	—	—	(3,277)	—	(3,277)
Balances at June 30, 2003	39,850	$398	$331,080	$(341,617)	$(829)	$(10,968)

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2002.

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Effective June 27, 2003, the Company changed its fiscal year end from June 30 to September 30.  Accordingly, the interim consolidated financial statements included herein are as of and for the three months and nine months ended June 30, 2003 and 2002.

FINANCIAL STATEMENT PRESENTATION

The Company has incurred recurring operating losses since its inception, which has resulted in an accumulated deficit of approximately $342,000,000. As of June 30, 2003, the Company had a working capital deficiency of approximately $2,427,000 and a stockholders’ deficiency of approximately $10,968,000 and expects to have insufficient capital to fund all of its obligations.  In January 2003, the Company completed a debt restructuring transaction with the holders of $18 million of its subordinated notes (described below).  In addition, the Company’s retail sales have been declining. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business, which could include seeking to dispose of some or all of its remaining assets. The Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company’s current business.

Store Closing Costs

In fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain.  For the nine months ended June 30, 2003, the Company incurred approximately $1.8 million of expenses, relating to the closing of 25 retail store operations, including $214,000 for the write-off of fixed assets, $635,000 for the write-off of inventory, $879,000 of accruals for costs relating to the early termination of store leases and $62,000 for other expenses.  The total closing costs were classified as a separate line item in the statement of operations as part of continuing operations.

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

During February 2003, the Company issued options to the three new directors to purchase an aggregate of 750,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years.  In addition, the three new directors acquired options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase an aggregate of $750,000 of such holder’s preferred stock, exercisable at estimated fair value.

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

The cancellation of the YSTM Notes was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms.  In exchange for the extinguishment of the YSTM Notes, the holder received cash of $1,500,000, 3,486,875 shares of common stock with a fair value of $223,000, 1,000,000 shares of 4% redeemable preferred stock, face value of $4,000,000, including cumulative dividends, totaling $5,269,000, due December 31, 2010 and a $3,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010 (see Note 5e).  As of the settlement date, the adjusted carrying value of the YSTM Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $11,251,000.  After adjusting for the fair value of the cash and common stock exchanged, the carrying value of the YSTM Notes was $9,528,000.  For purposes of determining the gain on the extinguishment of the YSTM Notes, the redeemable preferred stock was accounted for as a debt instrument given the mandatory redemption features of the security (see Note 6). The issuance of the $3,000,000 promissory note and the 1,000,000 shares of redeemable preferred stock constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note and the redeemable preferred stock, including accrued interest and cumulative dividends, was less than the adjusted carrying value of the YSTM Notes extinguished, the Company recognized a gain totaling $306,000 and recorded the value of the promissory note and the redeemable preferred stock at the undiscounted future value of $3,953,000 and $5,269,000, respectively, with no interest expense or accretions in value to be recognized over the remaining life of the promissory note and preferred stock.

The cancellation of the YSTN 2 Note was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms.  In exchange for the extinguishment of the YSTM 2 Note, the holder received 498,125 shares of the Company’s common stock with a fair value of $32,000 and a $1,000,000 promissory note bearing interest at 4% per annum with principal and accrued interest due December 31, 2010 (see Note 5f).  As of the settlement date, the adjusted carrying value of the YSTM 2 Note, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $991,000.  After adjusting for the fair value of the common shares exchanged, the carrying value of the YSTM 2 Note was $960,000.  The issuance of the $1,000,000 promissory note constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note, including principal and interest, was greater than the adjusted carrying value of the YSTM 2 Note extinguished, the Company recognized no gain.  The promissory note was revalued at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

In total, the Company recognized a gain from the troubled debt restructuring totaling $2,754,000.  The gain was classified as part of continuing operations in accordance with SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000.”  The gain from the transaction resulted in increasing basic and diluted income per common share by $0.07 and $0.08 for the three months and nine months ended June 30, 2003, respectively.

During June 2003, the Company amended the original provisions of the $4,000,000 of promissory notes issued in conjunction with the January 24, 2003 restructuring to provide for the following:

1.  Beyond the Wall was replaced by the Company as the issuer of the notes, and was released from any liability with respect to the notes.

2.  The note holders agreed to convert the notes from secured to unsecured, and to release their security interest in all of the outstanding common stock of Beyond The Wall.

3.  The note holders agreed to delete all provisions in the notes requiring the issuer of the notes to make mandatory prepayments based on the occurrence of certain events.

4.  The note holders agreed to delete provisions in the notes prohibiting the issuer from: (i) incurring any indebtedness for borrowed money; (ii) selling, or entering into any agreement to sell, all or substantially all of the assets or all or substantially all of the capital stock of the issuer; or (iii) entering into any transaction with an affiliate, other than transactions with the Company, Network Event Theater, Inc. and/or their successors, that have fair and reasonable terms which are no less favorable to the issuer than would be obtained in a comparable arms-length transaction with a person or entity that is not an affiliate.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.  DISCONTINUED OPERATIONS

On August 5, 2002 the Company sold substantially all of its media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc., for gross proceeds of $7,000,000 plus a working capital adjustment of an additional $283,000, which resulted in a gain of approximately $246,000 at the time of sale, which is included in the total gain on disposal of discontinued operations for the period ended September 30, 2002.

As a result of the sale, the media segment operations were discontinued during the three months ended September 30, 2002.

In December 2001, the Company discontinued its Teen.com website. In connection with the discontinuance of that business, the Company incurred a charge of $348,000, related primarily to the write-off of property and equipment and an accrual for severance.

Net revenues and loss from discontinued operations are as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002

Net revenues	$—	$2,614	$—	$13,427
Gain (loss) from discontinued operations	24	(2,222)	153	(3,892)
Gain (loss) on disposal of discontinued operations	—	865	—	877
Net gain/(loss) from discontinued operations	$24	$(1,357)	$153	$(3,015)

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000”. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 was effective May 15,2002, and is not expected to have a material impact on the Company’s consolidated financial statements other than the classification of any gains or losses related to the early extinguishment of debt.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component.  The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company’s financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company’s financial statement presentation or disclosures.

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

During May 2003, the Company issued options to purchase 175,000 shares of common stock to its Chief Financial Officer, exercisable at $0.04 per share, which was the fair market value on the date of issuance.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

(In Thousands, Except Per Share Amounts)

	3 Months Ended June 30,		9 Months Ended June 30,
	2003	2002	2003	2002

Net loss attributable to common shares, as reported	$(1,032)	$(12,883)	$(3,277)	$(20,788)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(632)	—	(1,886)	(1,177)
Net loss, pro forma	$(1,664)	$(12,883)	$(5,163)	$(21,965)
Basic and diluted net loss per common share, as reported	$(0.03)	$(0.42)	$(0.09)	$(0.69)
Basic and diluted net loss per common share, pro forma	$(0.04)	$(0.42)	$(0.14)	$(0.73)

5.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2003	September 30, 2002	June 30, 2002
	(unaudited)	(unaudited)

Subordinated Notes — Private Placement (A)	$—	$5,000	$5,000
Note Payable to Finance Company (B)	—	496	496
Subordinated Notes — Private Placement (C)	—	12,000	12,000
Subordinated Notes — Private Placement (D)	—	1,000	1,000
Promissory Notes — Private Placement (E)	3,953	—	—
Promissory Notes — Private Placement (F)	1,000	—	—
Other	—	1	1
	4,953	18,497	18,497
Less:

Unamortized original issue discount	41	284	313

	4,912	18,213	18,184
Less: Current portion of long-term debt	$—	$18,213	$18,184

Long-term debt total	$4,912	$—	$—

(A)  In July 1998, the Company issued subordinated notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000 (“NET Notes”). These notes bore interest at 11% per annum and were due in July2003. In connection with the issuance of the subordinated notes, the Company issued 375,000 warrants to the accredited investors for $188,000, and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company’s common stock for $4.125, the market price of the Company’s common stock at the date of issuance. Based on an independent appraisal conducted at that time, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 was recorded as deferred financing costs and was amortized over the term of the subordinated notes. The original issue discount of $188,000 was also amortized over the term of the related debt. On September 8, 2002, NET failed to make the interest payment due on the NET Notes, constituting an event of default under the terms of the NET Notes, and as a result, the holder of a majority of the NET Notes declared these notes due and payable under the terms of the NET Notes. In January 2003 the Company reached an agreement with the holders of the NET Notes to cancel all the principal of and interest on the NET Notes in exchange for aggregate cash payments of $3,000,000. The settlement of the NET Notes resulted in a gain totaling $2,448,000.

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

(D)  In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000 (“YSTM 2 Note”). The note bore interest at 11% per annum and was due in July 2005. In connection with the issuance of the subordinated note, the Company issued 60,000 warrants to an accredited investor in exchange for $35,000. Each warrant, which expires in July 2005, entitles the holder to purchase one share of the Company’s common stock for $3.75, the market price of the Company’s common stock at the date of issuance. Based on an independent appraisal at that time, the 60,000 warrants were valued at $197,000. The value of the warrants was recorded as deferred financing costs and was amortized over the term of the subordinated note. The original issue discount of $35,000 was amortized over the term of the related debt. On August 31, 2002 the Company failed to make an interest payment due on the YSTM 2 Note, constituting an event of default under the terms of the YSTM 2 Note, and the holder of the note had the right to declare this note immediately due and payable. In January 2003 the Company reached an agreement with the holder of the YSTM 2 Note to cancel all the principal of and interest on the YSTM 2 Note in exchange for (a) a $1,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company’s stock in Beyond the Wall; and (b) 498,125 shares of the Company’s common stock.

(E)  In January 2003, as part of the debt restructuring the Company issued a promissory note to an accredited investor with a face amount of $3,000,000 and total future interest payments of $953,000.  The note bears interest at 4% per annum with accrued interest and principal due December 31, 2010.  This note was issued as part of the January 2003 debt restructuring whereby the YSTM Notes were extinguished in exchange for a $1,500,000 cash payment, issuance of 3,486,875 shares of common stock, issuance of 1,000,000 shares of redeemable preferred stock and issuance of $3,000,000 promissory note secured by the Company’s pledge of all of its stock in its subsidiary, Beyond the Wall. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note were less than the adjusted carrying value of the YSTM Notes, the promissory note was recorded at the undiscounted future cash value of $3,953,000 with no interest expense to be recognized over the remaining life of the new note.  The restructuring of the YSTM Notes resulted in a gain totaling $306,000.

(F)  In January 2003, the Company issued a promissory note to an accredited investor with a face value of $1,000,000 and total future interest payments of $318,000.  The note bears interest at 4% per annum with accrued interest and principal due December 31, 2010.  This note was issued as part of the January 2003 debt restructuring in connection with which the YSTM 2 Note was extinguished in exchange for issuance of 498,125 shares of common stock and issuance of the promissory note secured by the Company’s pledge of all of its stock in its subsidiary, Beyond the Wall. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note, including principal and accrued interest, were greater than the adjusted carrying value of the YSTM 2 Note, the promissory note issued was recorded at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

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

•                  Redemption.  The Company shall redeem all of the preferred stock outstanding as of December 31, 2010 at $4 per share, plus all accrued and unpaid dividends thereon.  As of June 30, 2003, the redemption value of the total issued and outstanding shares of redeemable preferred stock totaled $5,269,000.  The Company has the option in 2003 to repurchase all or a portion of preferred stock outstanding for 50% of its face amount plus 100% of accrued and unpaid dividends thereon, and during 2004 the Company has the option to repurchase all or a portion of the preferred stock at 75% of its face amount plus accrued and unpaid dividends thereon.

•                  Convertibility and Voting Rights. The Series A Preferred Stock is not convertible into any other security of the Company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock or except as granted to holders by law.

Because the preferred stock is mandatorily redeemable and was issued in connection with a troubled debt restructuring, it is classified as a long term liability in accordance with SFAS 150 at the future redemption value of $5,269,000, including cumulative dividends, with no future accretion adjustments to the balance to be taken against stockholders’ equity (deficit) in subsequent periods.

7.  REORGANIZATION

The Company announced a plan to move its Seattle operations to its New York office in March 2002. In April 2002, the Company finalized its transition plan, which resulted in the termination of 30 employees, and completed the transition in June 2002. The Company recorded a restructuring charge, which is included in selling, general and administrative expenses, during the fiscal year ended June 30, 2002 of approximately $519,000 relating to this decision, which included severance costs of $186,000, lease costs of $126,000 for a lease expiring November 2002, and $207,000 relating to the abandonment of certain fixed assets. As of June 30, 2003, the Company has remaining accruals of approximately $126,000 for lease obligation costs.

For the nine months ended June 30, 2003, the Company wrote off approximately $316,000 of fixed assets, net of proceeds from the equipment sales, relating to the closing of its corporate office in New York in November 2002.

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

The following is a summary of the major classes of assets and liabilities as of June 30, 2003 that remain from the Media segment:

	June 30, 2003
	(In thousands)
	(unaudited)
Current assets, net	$-0	-
Current liabilities	(1,913)
Capitalized lease obligations	(41)
Net book value	$(1,954)

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000”. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 was effective May 15, 2002, and is not expected to have a material impact on the Company’s consolidated financial statements other than the classification of any gains or losses related to the early extinguishment of debt.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component.  The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company’s financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company’s financial statement presentation or disclosures.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of posters and related products.

REVENUE RECOGNITION

Revenue is derived from the sale of merchandise to consumers on college campuses, online and in stores. Retail revenue is recognized at the time of the sale to the consumer.

RESULTS OF OPERATIONS

(In thousands)

The Company’s consolidated financial statements reflect reclassifications for prior periods due to the discontinued operation of the Company’s online segment and sale of its media assets. On August 5, 2002, the Company sold substantially all of its media assets and discontinued its media segment. The only remaining segment is retail. The following analysis incorporates reclassifications of prior periods due to discontinued operations and revision of the reporting segments. The following financial analysis compares the three months and nine months ended June 30, 2003 (unaudited) to the three months and nine months ended June 30, 2002 (unaudited).

YouthStream generated revenues primarily from the sale of decorative wall posters, targeting teens and young adults, through on-campus sales events, retail stores and Internet sales.

Revenues decreased to $682,000 for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002. The revenue decline was attributable to negative same store retail sales and a reduction in the number of retail stores.

Revenues decreased to $3.9 million for the nine months ended June 30, 2003 from $6.8 million for the nine months ended June 30, 2002. The revenue decline was attributable to negative same store retail sales and a reduction in the number of retail stores.

Cost of sales consists of the cost of decorative wall posters sold. Cost of sales as a percentage of revenues was 24% and 75% for the three months ended June 30, 2003 and for the three months ended June 30, 2002, respectively.  The variance in the cost of sales ratio was attributable to the one-time write-off of inventory against cost of sales during the three months ended June 30,2002.

Cost of sales as a percentage of revenues was 25% and 33% for the nine months ended June 30, 2003 and for the nine months ended June 30, 2002, respectively.  The variance in the cost of sales ratio was attributable to the one-time write-off of inventory against cost of sales during the three months ended June 30,2002.

Store Closing Costs

For the three months ended June 30, 2003, the Company incurred expenses of approximately $8,000 relating to the closing of retail stores. This amount includes $5,000 of expenses for the early termination of existing store leases and $3,000 of other costs.

For the nine months ended June 30, 2003, the Company incurred expenses of approximately $1.8 million related to the closing of retail stores.  This amount includes $879,000 of expenses relating to the early termination of existing store leases, $635,000 of expenses relating to the write-down of inventory, $214,000 of expenses relating to the write-off of fixed assets deemed impaired as of the store closing dates and $62,000 of other costs.

For the three months ended June 30, 2003, selling, general, administrative and corporate expenses, were $1.5 million as compared to $11.0 million for the three months ended June 30, 2002. The decrease of $9.5 million was due to corporate overhead cost savings, resulting from the sale of the media business in the first quarter of fiscal 2003, occupancy and payroll related expense savings due to the reduction of the number of retail stores in operation in fiscal 2003 and the one-time write-off of Beyond The Wall goodwill in fiscal 2002.

For the nine months ended June 30, 2003, selling, general, administrative and corporate expenses, were $6.2 million as compared to $20.0 million for the nine months ended June 30, 2002. The decrease of $13.8 million was due primarily to corporate overhead cost savings, resulting from the sale of the media business, occupancy and payroll related expense savings due to the reduction of the number of retail stores in operation in fiscal 2003 and the one-time write-off of Beyond The Wall goodwill in fiscal 2002.

For the three months ended June 30, 2003 and 2002, depreciation and amortization expense was $63,000 and $68,000, respectively.

For the nine months ended June 30, 2003 and 2002, depreciation and amortization expense was $359,000 and $471,000, respectively.

For the three months ended June 30, 2003, interest income was $1,000 as compared to $9,000 for the three months ended June 30, 2002. The decrease of $8,000 was due to lower cash balances and declining interest rates.

For the nine months ended June 30, 2003, interest income was $35,000 as compared to $265,000 for the nine months ended June 30, 2002. The decrease of $230,000 was due to lower cash balances and declining interest rates.

For the three months ended June 30, 2002, interest expense was $794,000.

For the nine months ended June 30, 2003, interest expense was $907,000 as compared to $2.3 million for the nine months ended June 30, 2002. The decrease of $1.4 million was attributable to a lower average debt balance in fiscal 2003 versus fiscal 2002, as a result of the debt settlement reached between the Company and its note holders in January 2003.

For the three months ended June 30, 2003, gain from discontinued operations was $24,000 as compared to a loss of $2.2 million for the three months ended June 30, 2002. The loss from discontinued operations represents the net loss from the Media operations.

For the nine months ended June 30, 2003, gain from discontinued operations was $153,000 as compared to a loss of $3.9 million for the nine months ended June 30, 2002. The loss from discontinued operations in fiscal 2003 and 2002 represents the net loss from the Media operations.

For the three months ended June 30, 2002, gain on disposal of discontinued operations was $865,000.

For the nine months ended June 30, 2002, gain on disposal of discontinued operations was $877,000.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of June 30, 2003, the Company had approximately $549,000 in cash and equivalents.  The Company has never been profitable and expects to continue to incur operating losses in the future under its current business model. The Company’s historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.  There can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company’s continued existence.  There can be no assurances that the Company will be able to generate sufficient revenues from current operations to meet the Company’s obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the nine months ended June 30, 2003, the Company used approximately $3.6 million of cash in operating activities. For the nine months ended June 30, 2002, the Company used $11.9 million in operating activities.

For the nine months ended June 30, 2003, the Company generated $56,000 in investing activities.  For the nine months ended June 30, 2002, the Company generated $1.7 million in investing activities primarily relating to the sale of investments in marketable debt securities, offset by $498,000 for capital expenditures.

Net cash used in financing activities was $5.0 million for the nine months ended June 30, 2003 and $1.7 million for the nine months ended June 30, 2002.  The Company’s principal commitments consist of obligations outstanding under operating leases totaling approximately $868,000. The operating lease commitments declined from $5.4 million as of June 30, 2002, owing primarily to the settlement to terminate the lease obligation for approximately $2.1 million in future rent on the New York City office.

The Company’s capital requirements depend on its revenue growth, operating structure and the amount of resources devoted to the retail operations.

The Company does not have any material commitments for capital expenditures.

The Company has incurred recurring operating losses since its inception. As of June 30, 2003 the Company had an accumulated deficit of approximately $342,000,000 and expects to have insufficient capital to fund all of its obligations.  In January 2003 the Company completed a debt restructuring transaction with the holders of $18 million of its subordinated notes (described below).  In addition, the Company’s retail sales have been declining. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business, which could include seeking to dispose of some or all of its remaining assets. The Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company’s current business.

The Company’s new management intends to continue efforts to settle the Company’s outstanding obligations and reduce operating costs.  The Company believes that its current cash resources, combined with revenues from continuing operations and borrowings from related parties (as described below), will be adequate to fund its operations during the remainder of fiscal 2003.  However, to the extent the Company’s estimates are inaccurate and/or the Company is unable to successfuly settle outstanding obligations and reduce operating costs, the Company may not have sufficient cash resources to maintain operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

During August 2003, the Company's subsidiary borrowed $100,000 each from its Chairman and from a related party/shareholder to fund its operations.  The notes are due December 31, 2003 and are secured by the real estate owned by the subsidiary.  As consideration for the loan, the company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, which was the fair market value on the date of the loan.  The Company may borrow additional amounts from such lenders in the future on terms to be determined.

The Company’s new management is exploring various strategic alternatives, including the sale of the Company’s remaining business operations and the acquisition of one or more new business opportunities. However, there can be no assurances that such efforts will be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

In December 2002 the Company was delisted from NASDAQ because it did not comply with the minimum $2,000,000 net tangible asset requirement or the alternative minimum $2,500,000 stockholders’ equity requirement necessary for continued listing on NASDAQ’s SmallCap Market.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter.  Based upon and as of the date of that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)  Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during or related to the three months ended June 30, 2003:

Effective June 9, 2003, the Company restructured the aggregate $4,000,000 principal balance of notes payable issued in conjunction with the January 2003 restructuring.

Effective June 27, 2003, the Company terminated Ernst & Young LLP as its independent accountant and approved the retention of Weinberg & Co, P.A. as its new independent accountant

Effective June 27, 2003, the Company changed its fiscal year end from June 30 to September 30.

Effective July 26, 2003, the Company retained Weinberg & Co., P.A. as its new independent accountant.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 18, 2003

YOUTHSTREAM MEDIA NETWORKS, INC.

BY:
/s/ Jonathan V. Diamond
Jonathan V. Diamond
Chairman & Chief Executive Officer

BY:
/s/ Robert N. Weingarten
Robert N. Weingarten
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Jonathan Diamond

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert Weingarten

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002