Form 10-K
period 2003-09-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2004-01-27
CIK 1103926

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended September 30, 2003
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27556

YOUTHSTREAM MEDIA NETWORKS, INC.
(Exact Name of Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4082185 (I.R.S. Employer Identification No.)
244 Madison Avenue, PMB #358, New York, New York (Address of Principal Executive Offices)	10016 (Zip Code)
(212) 622-7300 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

As of January 5, 2004 there were 39,242,000 shares of the registrant's common stock outstanding. As of January 5, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant was $8,085,000 (based on the closing price of the registrant's common stock as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

YOUTHSTREAM MEDIA NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

        This report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning future liquidity and financing requirements and plans to make acquisitions, dispositions or strategic investments.

        Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could", "expects", "may", "anticipates", "believes", "estimates", "plans", and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, management's success in settling the Company's outstanding obligations and reduction of operating costs, ability to sell the Company's remaining business operations and acquire new business opportunities, results of litigation, failure to retain and recruit key employees, adverse economic conditions, acts of war or global terrorism, and unexpected natural disasters. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

GENERAL AND CORPORATE STRUCTURE

        Prior to August 2002, YouthStream Media Networks, Inc. ("YouthStream" or the "Company") had two reporting segments: media and retail. The media segment represented the Company's media, marketing and promotional services provided to advertisers by Network Event Theater, Inc. ("NET") and American Passage Media, Inc. ("American Passage"). As described below, in August 2002, the Company sold substantially all of the assets and certain liabilities from this segment and discontinued its operation. Other than during the period from July 1, 2002 through August 5, 2002 (prior to the sale of its media segment), the Company operated in one business segment, retail. The retail segment consists of on-campus, online and retail store poster sales provided by its Beyond the Wall subsidiary.

        The Company's new management intends to continue efforts to settle the Company's outstanding obligations and reduce operating costs. In addition, the Company's new management is exploring various strategic alternatives, including the sale of the Company's remaining business operations and the acquisition of one or more new business opportunities. However, there can be no assurances that such efforts will be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

        NET was founded in 1995 and held its initial public offering in 1996. In February 2000, NET was reorganized and became a wholly-owned subsidiary of the Company, then a newly-established Delaware holding company.

RECENT EVENTS

        The Company underwent significant changes during the fiscal year ended September 30, 2003 as described below:

Sale of Media Segment

        On August 5, 2002, the Company completed the sale of certain assets and liabilities relating to its Media segment to Cass Communications, Inc., a subsidiary of Alloy, Inc. ("Alloy") for a purchase price of $7 million in cash funds. Net cash proceeds from the sale were approximately $6,900,000. The Company discontinued any remaining media operations that were not sold to Alloy.

Nasdaq Delisting

        In December 2002, the Company's common stock was delisted from Nasdaq due to non-compliance with the minimum $2,000,000 net tangible asset requirement or the alternative minimum $2,500,000 stockholders' equity requirement necessary for continued listing on Nasdaq's SmallCap Market. The Company's common stock currently trades on the OTC Bulletin Board under the symbol YSTM.

Debt Restructuring and Amendments

        In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary's outstanding notes, in the aggregate principal amount of $18 million, to cancel those notes. In exchange for cancellation of all of the principal and interest due on the old notes, the note holders received in aggregate $4.5 million in cash, preferred stock with a face value of $4 million, and 3,985,000 shares of common stock, valued at $255,000, and $4 million aggregate principal amount of promissory notes issued by the Company's retail subsidiary, Beyond the Wall, Inc., secured by the Company's pledge of all of its stock in Beyond the Wall.

        At the closing of the January 2003 debt restructuring, all of the Company's previous directors and officers resigned, and three new directors were appointed. Jonathan V. Diamond, who previously had been a director and interim Chief Executive Officer of the Company, was appointed as Chairman of the Board of Directors, and Hal G. Byer and Robert Scott Fritz were appointed as directors of the Company. Mr. Diamond was appointed as Chief Executive Officer and Robert N. Weingarten was appointed as Chief Financial Officer.

        During May 2003, the Company issued options to the three new directors to purchase an aggregate of 700,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years. In addition, the three new directors paid an aggregate of $7,500 ($0.04 per share) in cash to acquire options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase an aggregate of 187,500 shares of such holder's preferred stock, exercisable at $0.36 per share.

        During June 2003, the Company amended the original provisions of the $4,000,000 of promissory notes issued in conjunction with the January 2003 restructuring to provide for the following:

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

Change in Accountants

        In June and July 2003, the Company announced that it had terminated Ernst & Young LLP as its independent accountant and had retained Weinberg & Co, P.A. to act as its new independent accountant.

Change of Fiscal Year End

        In July 2003, the Company announced that pursuant to a board resolution dated June 27, 2003, it had changed its fiscal year end from June 30 to September 30. The presentation of fiscal year 2003 contained in this report represents the twelve month period October 1, 2002 through September 30, 2003. The transition period for the three month period July 1, 2002 through September 30, 2002 (the "Transition Period") is reported separately in this report.

Affiliate Loans

        During August 2003, the Company's subsidiary, Beyond the Wall, Inc., borrowed $100,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund the operations of Beyond the Wall, Inc. The loans were due December 31, 2003, and were secured by real estate owned by Beyond the Wall, Inc. As partial consideration for the loans, the Company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, the closing bid price of the Company's common stock on the date of the loans.

        During August 2003, the Company also borrowed $25,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund, in part, the Company's investment in KES Holdings (see below). The Company's remaining $75,000 investment in KES Holdings was funded from corporate funds. The loans were due December 31, 2003, and were unsecured. As partial consideration for the loans, the Company issued to each lender warrants to purchase 100,000 shares of common stock, exercisable through August 31, 2008 at $0.16 per share, the closing bid price of the Company's common stock on the date of the loans.

KES Holdings Investment

        In September 2003, the Company announced that it made a capital contribution of $125,000 for a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the "Acquired Assets"). On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the Acquired Assets pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000. KES ceased production on or about December 16, 2002 and filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

        In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company and a registered NASD broker-dealer ("Libra"), consisting of Libra's parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the "Ravich Trust"). Robert Scott Fritz, one of the directors of the Company, is also an investor in KES Holdings. Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra's parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings. The contributions of the members of KES Holdings were used in part to fund the purchase price of the Acquired Assets, with the balance intended to be used for start-up costs, working capital purposes and deferred maintenance of the Acquired Assets.

        The Company has had preliminary discussions with KES Holdings to acquire KES Acquisition. Although there are presently no understandings, agreements or commitments between KES Holdings and the Company pursuant to which KES Holdings would be obligated to sell KES Acquisition to the Company, or pursuant to which the Company would be obligated to purchase KES Acquisition from KES Holdings, it is presently contemplated that, should such a transaction occur, it would involve the delivery by the Company to KES Holdings of a subordinated note for all or substantially all of the purchase consideration. Such a transaction is subject to substantial risks, contingencies and uncertainties, including, among others, satisfactory completion of due diligence, preparation of definitive transaction documents, compliance with state and federal securities laws and regulations, additional debt and/or equity financing, and approval by the Company's stockholders. Accordingly, there can be no assurances that any transaction between the Company and KES Holdings ultimately will occur, or that if a transaction does occur, future operations of the steel mini-mill will be successful.

        The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company. The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company, as described under the sub-heading "Affiliate Loans" above.

        The Company's Board of Directors currently consists of Jonathan V. Diamond, Hal G. Byer and Robert Scott Fritz. Hal G. Byer is a Senior Vice President of Libra, and by virtue of his employment agreement with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra's parent entity. The Company's three directors have each acquired an option from the Ravich Trust to purchase 62,500 shares at $0.04 per share of the Company's preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events, as described under the sub-heading "Debt Restructuring and Amendments" above.

Sale of Patent

        Effective September 23, 2003, the Company sold its interest in U.S. Patent No. 6,175,831 entitled "Method and apparatus for constructing a network database and system" (the "Six Degrees Patent") and certain related intellectual property rights, including computer source and object code files, software assets and other digital assets, documentation and rights (the "Technology"), for a cash payment of $700,000. The sales price was determined through an auction process involving arm's-length qualified purchasers. The Company is not utilizing the Technology in its current business operations. The Technology was sold to Degrees of Connection LLC, a Delaware limited liability company. Degrees of Connection LLC is unrelated to the Company or its affiliates, or any of its officers or directors, or associates of its officers or directors.

MEDIA BUSINESS

        As a result of the sale of its media segment effective August 5, 2002, the Company only operated this segment during approximately the first five weeks of the Transition Period. During this period, the Company generated only $399,000 of revenues from its media segment. Prior to the sale, the Company and its subsidiaries' principal media assets included: (a) more than 20,000 proprietary "out-of-home" media distribution locations at universities, colleges, high schools and middle schools in the United States; (b) a database and other items related to the Company's newspaper placement business; (c) equipment related to the Company's advance movie screening business; (d) equipment, vehicles and other assets related to the Company's event marketing business; and (e) certain intellectual property including domain names, trademarks, and service marks related to the Company's media business (together, "Media Assets").

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

RETAIL BUSINESS

        During fiscal 2003, YouthStream's Beyond the Wall subsidiary sold decorative wall posters, frames and related items (together, "Posters") to teenagers and young adults at on-campus sales events, in retail stores, and via the Internet. In fiscal 2003, the Company's retail segment generated 100% of its operating revenues.

        During fiscal 2003, Beyond the Wall sold Posters through two distribution channels: on-campus sales events ("Events") and a chain of retail stores ("Stores"). Beyond the Wall's on-campus sales events were held at more than 600 colleges and universities nationwide in the Fall and Spring of fiscal 2003, and generated more than $4.8 million in revenues.

        As of September 30, 2003, Beyond the Wall also operated a chain of 18 retail stores ("Stores") operating in 12 states nationwide, including the District of Columbia. During fiscal 2003, Stores were operating near college and university campuses, in urban locations, in tourist destinations, and in malls.

        Revenues from the Company's retail segment decreased approximately 31% in fiscal 2003 compared to fiscal 2002 as a result of the store closings described below and weaker than expected performance in its Stores and lower than expected revenues from conducting its Events during fiscal 2003. The Company believes these declines are attributable to a variety of factors including, among other things, general economic conditions, issues related to the management of the Company's retail stores, the Company's limited ability to invest in capital expenditures, including a point-of-sale inventory tracking system, and increased competition. In addition to these factors, during the fourth quarter of fiscal 2002, three Beyond the Wall employees responsible for organizing Events and leading Beyond the Wall's Store expansion plan resigned without notice and attempted to establish a competing Events business. Beyond the Wall commenced litigation against these former employees that was promptly settled out-of-court; however, the company believes these events negatively impacted its ability to conduct Events and may continue to have a negative effect.

        In early fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain.

        The Company is considering various strategic alternatives with respect to the Beyond the Wall business, including the sale of the business to certain investors. Although the Company is currently in negotiations with an investor group, no agreement has been finalized, and there can be no assurances that any transaction will be completed.

RETAIL SEGMENT: PRODUCTS AND SERVICES

        During fiscal 2003, YouthStream's Beyond the Wall subsidiary sold decorative wall posters, frames and related items (together, "Posters") to teenagers and young adults at on-campus sales events, in retail stores, and via the Internet. The company purchases products from major vendors located primarily in the United Kingdom and the United States. The company serves strictly as a distributor of posters and does not retain the licensing rights to the poster titles.

ON-CAMPUS COLLEGE POSTER SHOWS

        The Company believes that its Events constitute the largest network of on-campus poster shows in the nation's college market. In fiscal 2003, Beyond the Wall held Events on more than 600 campuses nationwide. More than 500,000 posters, frames and other items were purchased during these Events, generating approximately 53% of the Company's retail segment revenues for fiscal 2003.

RETAIL STORE OPERATIONS; ONLINE SALES

        Beyond the Wall also operates its retail poster Stores in college towns, major urban areas, tourist destinations and malls around the country. As of June 30, 2002, Beyond the Wall operated 43 Stores. Subsequent to June 30, 2002, during early fiscal 2003, Beyond the Wall closed 25 Stores. As of September 30, 2003, Beyond the Wall operated 18 Stores. Beyond the Wall's Stores generated approximately 46% of the Company's retail segment revenues for fiscal 2003. The remainder of Beyond the Wall's sales were generated primarily through its website beyondthewall.com.

RETAIL STRATEGY

        During fiscal 2003 Beyond the Wall executed a retrenchment strategy by scaling back its retail operations to focus on its core colleges events business and improve overall profitability of its retail stores operations. In fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain. For the year ended September 30, 2003, the Company incurred approximately $1.8 million of expenses, relating to the closing of 25 retail store operations, including $214,000 for the write-off of fixed assets, $635,000 for the write-off of inventory, $879,000 of accruals for costs relating to the early termination of store leases and $62,000 for other expenses. The total closing costs were classified as a separate line item in the statement of operations as part of continuing operations.

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

SEASONALITY

        The seasonality of the Company's retail businesses affects its profitability. Since products are most often purchased during the academic school year primarily from August through October, the Company experiences substantial seasonality in sales and profitability during its fiscal year.

PERSONNEL

RETAIL

        As of January 5, 2004, the Company employed 109 full-time employees and 44 part-time employees in connection with its retail operations. None of these employees are represented by a collective bargaining unit, and the Company believes that relations with these employees are good.

CORPORATE

        As of January 5, 2004, three employees, including the Company's Chief Executive Officer and Chief Financial Officer, continue to perform services principally dedicated to general corporate matters, including management of the existing business, maintenance of the corporate entity, review of strategic options, and settlement of debts and obligations.

        Following the sale of the media business in August 2002, the Company's Chairman and Chief Corporate Strategist, Harlan Peltz, provided services for the Company pursuant to a contract between himself and the Company until his resignation effective January 24, 2003.

ITEM 2. PROPERTIES

        As the result of the retrenchment of the media segment and subsequent sale of the media business to Cass Communications, Inc. in August 2002, the Company closed all of its media offices, including offices in Acton, Massachusetts; Chicago, Illinois; Los Angeles, California; New York, New York; Seattle, Washington; and Tempe, Arizona. The Company vacated these offices in advance of the lease expiration dates. To date the Company has reached settlements with the landlords on all office leases, except for the office in Seattle, Washington and Tempe, Arizona. The Company has appropriately accrued for the lease termination costs in connection with these two office leases, totaling $146,000.

        The Company's significant real estate properties reside with its Beyond The Wall subsidiary. Beyond the Wall owns a warehouse containing office space in Stroudsburg, Pennsylvania, where the Company's retail operations are headquartered.

        As of September 30, 2003, Beyond the Wall was a party to leases for retail stores operating in Ann Arbor, Michigan; Bloomington, Indiana; Burlington, Vermont; Chicago, Illinois; East Lansing, Michigan; Hadley, Massachusetts; Ithaca, New York; Lawrence, Kansas; Lexington, Kentucky; Myrtle Beach, South Carolina; New Hope, Pennsylvania; Newark, Delaware; New York, New York; Philadelphia, Pennsylvania; Saint Louis, Missouri; Taylor, Michigan; Valley Mall, Virginia; and Washington, D.C. The total future lease obligations as of September 30, 2003 for Beyond the Wall was approximately $718,000.

        As of September 30, 2003, Beyond the Wall had vacated non-performing stores in Augusta, Georgia; Berkeley, California, Charlottesville, Virginia; Chesapeake, Virginia; Cincinnati, Ohio; Cleveland, Ohio; Chicago, Illinois; Nanuet, New York; and Yorktown Heights, New York, in advance of the termination dates for the leases governing these stores. Beyond the Wall intends to seek negotiated settlements of these liabilities where possible.

        The Company believes it has adequate insurance to cover the value of its leased property and the personal property therein.

ITEM 3. LEGAL PROCEEDINGS

        During fiscal 2003, the Company was involved in an arbitration filed in New York by the Company's former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company reached an agreement in October 2003 with its former CEO to settle the dispute for nominal consideration.

        The Company and/or its Beyond the Wall subsidiary are also defendants in various other lawsuits and claims from creditors of the Company seeking damages aggregating approximately $465,000. These matters have been brought by various trade creditors of the Company. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at September 30, 2003. In December 2003, Beyond the Wall was notified that a trade creditor had received a favorable court judgment that permitted the creditor to place a lien against the Beyond the Wall's real property for $139,000.

        In addition, certain landlords of stores which Beyond the Wall has vacated in advance of the expiration dates of the store leases or failed to pay rent when due have commenced litigation against the Company. The Company intends to negotiate with the landlords to settle the lease termination liabilities and has sufficiently accrued for the exposure from lease termination costs.

        Given the Company's current financial situation, the costs of defending these proceedings and diversion of management's attention to these matters, the outcome of such proceedings could have a material adverse effect on the Company's financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

\

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock traded on the Nasdaq Small Cap Market ("Nasdaq") until December 2002 and currently trades on the OTC Bulletin Board. The Company's common stock trades under the symbol "YSTM".The following table sets forth the high and low closing bid prices for the common stock as furnished by Reuters. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2003
First Quarter 12/31/02	0.24	0.02
Second Quarter 3/31/03	0.11	0.03
Third Quarter 6/30/03	0.10	0.03
Fourth Quarter 9/30/03	0.24	0.10
Fiscal 2002
First Quarter 12/31/01	1.51	1.15
Second Quarter 3/31/02	1.39	0.51
Third Quarter 6/30/02	0.77	0.11
Fourth Quarter 9/30/02	0.15	0.04

        As of January 5, 2004, there were approximately 223 holders of record of the Company's common stock. To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The board of directors does not intend to declare any dividends in the foreseeable future but instead intends to retain earnings for use in the Company's business operations.

Equity Compensation Plan Information

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,086,544	$0.25	3,913,456
Equity compensation plans not approved by security holders	0	0	0

Total	1,086,544	$0.25	3,913,456

        As of January 5, 2004, 5,000,000 options were authorized under the 2000 Plan and options to purchase 1,086,544 shares were outstanding and 3,913,456 options were available for future grants.

RECENT SALES OF UNREGISTERED SECURITIES

        The securities described below were sold by us during the period covered by this report without being registered under the Securities Act. All such sales made in reliance on Section 4(2) and/or Rule 506 promulgated thereunder of the Securities Act were, to the best of our knowledge, made to investors that, either alone or together with a representative that assisted such investor in connection with the applicable investment, had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment.

        During September 2002, the Company issued 2,273,531 shares to the former founders of Invino as part of the merger agreement between Invino and the Company. The total shares issued approximated the final installment value on the purchase price adjustment payable in the Company's common stock for the quarter ended September 30, 2002.

        During January 2003, in connection with a certain debt restructuring, the Company issued a total of 3,985,000 shares of common stock, valued at $255,000, to the holders of certain of the Company's notes as condition for the extinguishment of the notes. See Item 1—Business—Debt Restructuring and Amendments.

        During August 2003, in connection with certain loans that were made to the Company's subsidiary, Beyond the Wall, Inc., by Jonathan V. Diamond and the Ravich Trust, the Company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, the closing bid price of the Company's common stock on the date of the loans. See Item 1. Business—Recent Events—Affiliate Loans.

        During August 2003, in connection with certain loans that were made to the Company by each of Jonathan V. Diamond and the Ravich Trust, the Company issued to each lender warrants to purchase 100,000 shares of common stock, exercisable through August 31, 2008 at $0.16 per share, the closing bid price of the Company's common stock on the date of the loans. See Item 1. Business—Recent Events—Affiliate Loans.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data should be read in conjunction with ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and the Company's consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.

		Three Months Ended September 30, 2002	Year Ended June 30,
	Year Ended September 30, 2003
			2002	2001	2000	1999
Net sales and other income	$9,203	$6,446	$14,960	$10,026	$7,717	$—
Net loss
Loss from continuing operations	(3,979)	(2,079)	(16,913)	(13,003)	(41,150)	—
(Loss)/gain from discontinued operations	851	(100)	(3,599)	(224,800)	(8,738)	(9,190)
Net loss	(3,128)	(2,179)	(20,512)	(237,803)	(49,888)	(9,190)
Total assets	6,079	18,978	19,987	48,706	276,445	30,252
Long-term debt and capital lease obligations, less current portion	4,913	38	113 (1)	18,635	18,815	6,589
Basic and diluted
Loss from continuing operations	(0.10)	(0.06)	(0.55)	(0.44)	(1.95)	—
(Loss)/gain from discontinued operations	0.02	(0.01)	(0.12)	(7.67)	(0.41)	(0.72)
Net loss	(0.08)	(0.07)	(0.67)	(8.11)	(2.36)	(0.72)
Weighted average basic and diluted common stock outstanding	37, 987	33,008	30,414	29,334	21,111	12,800

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

        As a result of the change in the Company's fiscal year end from June 30 to September 30, the following financial analysis compares the fiscal years ended September 30, June 30, 2002 and June 30, 2001. A transition period for the three months ended September 30, 2002 is also presented.

        The Company has incurred recurring operating losses since its inception. As of September 30, 2003, the Company had an accumulated deficit of approximately $341,468,000 and expects to have insufficient capital to fund all of its obligations. In January 2003 the Company completed a debt restructuring transaction with the holders of $18 million of its subordinated notes. In addition, the Company's retail sales have been declining. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is also exploring strategic alternatives with respect to its business, which could include disposing of its remaining assets. The Company may also consider a wide range of other business opportunities, some of which may be unrelated to the Company's current business.

        The Company's new management intends to continue efforts to settle the Company's outstanding obligations and reduce operating costs. The Company believes that its current cash resources, combined with revenues from continuing operations and borrowings from related parties, will be adequate to fund its operations during fiscal 2004. However, to the extent the Company's estimates are inaccurate and/or the Company is unable to successfully settle outstanding obligations and reduce operating costs, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

        The Company is considering various strategic alternatives with respect to the Beyond the Wall business, including the sale of the business to certain investors. Although the Company is currently in negotiations with an investor group, no agreement has been finalized, and there can be no assurances that any transaction will be completed.

Critical Accounting Policies:

        The Company prepared the financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

        The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out basis. Inventories consist primarily of posters and related products. The Company periodically reviews its inventory and records adjustments to reflect shortages and obsolete, damaged, slow-moving or overstocked items.

Revenue Recognition

        The Company's primary source of revenue is from retail sales recorded by its Beyond the Wall subsidiary from the sale of merchandise to consumers on college campuses and in stores. Retail revenue is recognized at the time of the sale to the consumer.

Impairment of Assets

        The Company periodically evaluates its non-current assets for potential impairment indicators. The Company's judgments regarding the potential impairment are based on legal factors, market conditions and operational performance indicators, among others. Future events could cause us to conclude that impairment indicators exist and that such assets (primarily investments and fixed assets) are impaired.

Accounts Receivable

        Accounts receivable consist primarily of amounts due to the Company from the college campus activities of the Company's Beyond the Wall subsidiary. The Company periodically updates its allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specifically identified risk.

Income Taxes

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

RESULTS OF OPERATIONS
(in thousands)

YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

        For the year ended September 30, 2003, net revenues were $9,203 as compared to $14,960 for the year ended June 30, 2002. The decrease of $5,757 was attributable to comparable same stores sales decline as well as the closing of retail stores.

        For the year ended September 30, 2003, cost of goods sold were $2,312 as compared to $3,747 for the year June 30, 2002. The decrease of $1,435 was due a decline in same store retail sales, reduction in number of retail stores and the one-time write off of goodwill relating to the retail segment in fiscal 2002.

        For the year ended September 30, 2003, selling, general and administrative expenses were $7,525 as compared to $11,192 for the year ended June 30, 2002. The decrease of $3,667 was due to overhead savings attributable to sale of the media business in the three months ended September 2002 and occupancy and payroll related savings attributable to the reduction in the number of retail stores in operation.

        For the year ended September 30, 2003, corporate expenses were $2,807 as compared to $6,123 for the twelve months ended June 30, 2002. The decrease of $3,316 was due to overhead savings attributable to sale of the media business in August 2002 and the closing of the New York City headquarters in October 2002, as well as the change in management and substantial layoffs and other cost reductions implemented by new management.

        For the year ended September 30, 2003, depreciation and amortization expenses were $499 as compared to $570 for the year ended June 30, 2002. The $71 decrease was due primarily to a reduction in capital expenditures following the plan to close a number of retail stores in early fiscal 2003.

        For the year ended September 30, 2003, interest income was $36 as compared to $450 for the year ended June 30, 2002. The decrease of $414 was due to lower interest income earned on decreased cash balances.

        For the year ended September 30, 2003, interest expense was $1,055 as compared to $3,068 for the year ended June 30, 2002. The decrease of $2,013 was primarily related to the decrease in long-term debt as a result of the debt restructuring in January 2003.

        For the year ended September 30, 2003, gain from discontinued operations was $151 as compared to a loss of $4,476 for the year ended June 30, 2002.

        For the year ended September 30, 2003, gain on disposal of discontinued operations was $700, as compared to a gain on disposal of discontinued operations of $877 for the year ended June 30, 2002.

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

        For the year ended June 2002, net revenues were $14,960 as compared to $10,026 for the year ended June 30, 2001. The increase of $4,934 was attributable to comparable same stores sales growth as well as the rapid expansion of the retail store chain.

        For the year ended June 30, 2002, cost of goods sold were $3,747 as compared to $2,430 for the year June 30, 2001. The increase of $1,317 was a function of increased revenue in the retail segment primarily related to same store growth and expansion of the retail store chain.

        For the year ended June 30, 2002, selling, general and administrative expenses were $11,192 as compared to $10,035 for the year ended June 30, 2001. The increase of $1,157 was due to higher costs associated with the opening of retail stores.

        For the year ended June 30, 2002, corporate expenses were $6,123 as compared to $8,163 for the year ended June 30, 2001. The decrease of $2,040 was due to various cost cutting initiatives, including the reduction in corporate officers and staff.

        For the year ended June 30, 2002, depreciation and amortization expenses were $570 as compared to $914 for the year ended June 30, 2001. The $344 decrease was due primarily to the adoption of FAS 142, a new accounting policy that no longer permits amortization of goodwill.

        For the year ended June 30, 2002, interest income was $450 as compared to $2,131 for the year ended June 30, 2001. The decrease of $1,681 was due to lower interest income earned on decreased cash balances.

        For the year ended June 30, 2002, interest expense was $3,068 as compared to $3,026 for the year ended June 30, 2001. The decrease of $42 was primarily related to the decrease in long-term debt.

        For the year ended June 30, 2002, loss from discontinued operations was $4,476 as compared to $60,847 for the year ended June 30, 2001. For the year ended June 30, 2001, the loss from discontinued operations of $60,847 represents net operating losses for the Company's entire media segment.

        For the year ended June 30, 2002, gain on disposal of discontinued operations was $877, as compared to a loss on disposal of discontinued operations of $163,953 for the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of September 30, 2003, the Company had $1.5 million in cash and marketable securities, a decrease of $7.6 million from September 30, 2002 and a decrease of $893,000 from June 30, 2002. The Company has never been profitable and expects to continue to incur operating losses in fiscal 2004. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated January 5, 2004 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations. The Company may find it necessary to rely upon financing from debt, if made available, or on the sale of equity securities to continue to sustain its operations, acquire or develop new operations, and to be able to meet its cash demands. There can be no assurance that the Company will be able to obtain sufficient additional capital under acceptable terms or conditions. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from the operation of the retail business to meet the Company's ongoing obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

        During the year ended September 30, 2003, the Company used $3.2 million cash in operating activities related primarily to its $3.1 million loss during 2003, which included net gain from discontinued operations of $851,000 and non-cash activities $499,000 for depreciation and amortization, and $1.7 million in loss on disposal of assets. During the year ended June 30, 2002, the Company used $15.6 million cash in operating activities related primarily to its $20.5 million loss during 2002, which included net loss of $3.6 million relating to discontinued operations and non-cash activities $779,000 for depreciation and amortization, and $7.4 million in loss on disposal of assets. During the year ended June 30, 2001 the Company used $21.4 million in operating activities, related primarily to its $237.8 million loss during 2001, which included $224.8 million relating to the Company's discontinued operations and non-cash activities of $317,000 in impairments of goodwill, and $914,000 in depreciation and amortization.

        The Company's consolidated cash and cash equivalents at September 30, 2003 were $1,490,000, with approximately 50% of such balance consisting of the proceeds from the sale of the Six Degrees Patent and certain related intellectual property rights in September 2003 (see "ITEM 1. BUSINESS—RECENT EVENTS—Sale of Patent"). The Company does not currently anticipate any similar transactions during the fiscal year ended September 30, 2004. At September 30, 2003, the Company's current ratio was 0.67:1.

        For the year ended September 30, 2003, the Company generated $595,000 from investing activities primarily relating to proceeds of $106,000 from the sale of fixed assets and proceeds of $700,000 from the sale of the Six Degrees Patent, offset by an investment of $125,000 in KES Holdings and $86,000 of capital expenditures. For the year ended June 30, 2002, the Company generated $3.6 million from investing activities primarily relating to the sale of $5.7 million of investment in marketable debt securities, offset by $1.0 million for the purchase of fixed assets, $1.1 million in connection with an additional earnout payment on the retail acquisition and purchase of an event marketing plan. For the year ended June 30, 2001, the Company generated $18.4 million in investing activities primarily relating to the sale of investment in marketable debt securities, offset by $1.0 million for capital expenditures.

        For the year ended September 30, 2003, the Company used $5.0 million in financing activities, relating primarily to the $4.5 million in repayments in connection with the January 2003 debt restructuring. Net cash used in financing activities was $2.3 million for the year ended June 30, 2002 and $346,000 for the year ended June 30, 2001.

        The Company's principal commitments consist of obligations outstanding under operating leases totaling approximately $718,000.

        The Company does not have any material commitments for capital expenditures at September 30, 2003.

Off-Balance Sheet Arrangements

        The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at September 30, 2003.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000". SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 was effective May 15, 2002, and is not expected to have a material impact on the Company's consolidated financial statements other than the classification of any gains or losses related to the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have a material impact on the Company's present financial condition or results of operations.

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

        In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

        Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect adopting the disclosure requirements of FASB Interpretation No. 46 will have a significant effect on the Company's financial statement presentation or disclosures.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The impact from the adoption of SFAS No. 150 for the year ended September 30, 2003 resulted in the reclassification of the mandatorily redeemable preferred stock from the mezzanine section of the balance sheet to non-current liabilities.

        In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders. The Company does not expect that the adoption of the Exposure Draft will have a significant effect on the Company's financial statement presentation or disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item appears as a separate section following Item 13 of this report. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective June 27, 2003, the Company terminated Ernst & Young LLP ("EY") as its independent accountant. Effective July 26, 2003, the Company engaged Weinberg & Company, P.A. as its new independent accountant. The termination of EY and the retention of Weinberg were approved by the Company's Board of Directors.

        EY audited the Company's financial statements for the fiscal years ended June 30, 2001 and 2002. EY's reports on the Company's financial statements for the fiscal years ended June 30, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles; however, the report for the fiscal year ended June 30, 2002 contained a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

        During the fiscal years ended June 30, 2001 and 2002 and the subsequent interim period, there were no disagreements with EY on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of EY would have caused EY to make reference to the matter in their report. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

        Prior to Weinberg being retained as the independent accountant for the Company, neither the Company, nor anyone on its behalf, consulted with Weinberg regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided that Weinberg concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined at Item 304(a)(1)(iv) or a reportable event as defined at Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of the reporting period. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Company's Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

(1)
Financial Statements: Consolidated Balance Sheets at September 30, 2003 and June 30, 2002, Consolidated Statements of Operations for the years ended September 30, 2003, June 30, 2002 and 2001, and the three months ended September 30, 2002; Consolidated Statements of Cash Flows for the years ended September 30, 2003, June 30, 2002 and2001, and the three months ended September 30, 2002, Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended September 30, 2003, June 30, 2002 and 2001, and the three months ended September 30, 2002.

(2)
Financial Statement Schedules: All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed May 27, 1998).
3.4	Certificate of Designation for Preferred Stock of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 99.3 to the Company's Form 8K filed February 7, 2003).
3.5*	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock of YouthStream Media Networks, Inc.
3.6	Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
3.7	Bylaws (incorporated by reference to Exhibit 4.2 to YouthStream's Registration Statement on Form S-8, Registration No. 333-32022, filed on March 9, 2000).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
4.2	Underwriter's Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.1	Employment Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
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
10.52
Asset Purchase Agreement by and between Alloy, Inc., Cass Communications, Inc., YouthStream Media Networks, Inc., American Passage Media, Inc. and Network Event Theater, Inc., dated August 5, 2002 (incorporated by reference to Exhibit 10-1 to the Company's Form 8K filed August 20, 2002).
10.53
Restructuring Agreement dated as of January 20, 2003 by and among YouthStream Media Networks, Inc., and its subsidiary, Network Event Theater, Inc., the United States Small Business Administration as Receiver for Interequity Capital Partners, LP, TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, LLC, The Charles and Adele Thurnher Living Trust Dated December 7, 1989, The Morrish Community Property Trust Dated April 15, 1998, and Jean Smith, Stanley J. Schrager, Richard Coppersmith, Rand Ravich and Jess M. Ravich, individually (incorporated by reference to Exhibit 99.2 to the Company's Form 8K filed February 7, 2003).
10.54	Promissory Note Issued from Beyond the Wall, Inc. to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.4 to the Company's Form 8K filed February 7, 2003).
10.55	Promissory Note Issued from Beyond the Wall, Inc. to Interequity Capital Partners, LP. incorporated by reference to Exhibit 99.5 to the Company's Form 8K filed February 7, 2003.
10.56
Mutual Release by and between each of Ravich Revocable Trust of 1989, Libra Securities, LLC, the United States Small Business Administration as Receiver for Interequity Capital Partners, LP, TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, LLC, The Charles and Adele Thurnher Living Trust Dated December 7, 1989, The Morrish Community Property Trust Dated April 15, 1998, and Jean Smith, Stanley J. Schrager, Richard Coppersmith, Rand Ravich and Jess M. Ravich, individually, YouthStream Media Networks, Inc. and Network Event Theater, Inc. (incorporated by reference to Exhibit 99.6 to the Company's Form 8K filed February 7, 2003.
10.57	Letter by Libra Securities, LLC. (incorporated by reference to Exhibit 99.7 to the Company's Form 8K filed February 7, 2003)
10.58	Existing Director Release to YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 99.8 to the Company's Form 8K filed February 7, 2003).
10.59
Ravich Security Agreement by and among YouthStream Media Networks, Inc., and The Ravich Revocable Trust of 1989 and the United States Small Business Administration, as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.9 to the Company's Form 8K filed February 7, 2003).
10.60
Amendment No. 1 to Restructuring Agreement dated as of January 23, 2003 by and among YouthStream Media Networks, Inc., and its subsidiary, Network Event Theater Inc., each of which is a Delaware corporation, and the Ravich Revocable Trust of 1989. (incorporated by reference to Exhibit 99.10 to the Company's Form 8K filed February 7, 2003).

10.61
Amendment No. 2 to Restructuring Agreement dated as of January 24, 2003 by and between YouthStream Media Networks, Inc., its subsidiary, Network Event Theater Inc., each of which is a Delaware corporation, the Ravich Revocable Trust of 1989 and the United States Small Business Administration as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.11 to the Company's Form 8K filed February 7, 2003).
10.62
Agreement dated June 9, 2003 by and among YouthStream Media Networks, Inc., Network Event Theater, Inc., Beyond the Wall, Inc., the Ravich Revocable Trust of 1989 and the United States Small Business Administration as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.1 to the Company's Form 8K filed June 16, 2003).
10.63	Amendment No. 1 to Promissory Note dated January 24, 2003 issued to the Ravich Revocable Trust of 1989. (incorporated by reference to Exhibit 99.2 to the Company's Form 8K filed June 16, 2003).
10.64	Amendment No. 1 to Promissory Note dated January 24, 2003 issued to Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.3 to the Company's Form 8K filed June 16, 2003).
10.65
Inter-Creditor Agreement between the Ravich Revocable Trust of 1989 and Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 8K filed September 11, 2003).
10.66	Promissory Note for $100,000 from Beyond the Wall, Inc., to Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Form 8K filed September 11, 2003).
10.67
Promissory Note for $100,000 from Beyond the Wall, Inc. to the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Form 8K filed September 11, 2003).
10.68	Mortgage from Beyond the Wall, Inc. to Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Form 8K filed September 11, 2003).
10.69	Mortgage from Beyond the Wall, Inc. to the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Form 8K filed September 11, 2003).
10.70
Warrant Certificate to acquire 400,000 shares of common stock, dated August 13, 2003, issued by the Company to Jonathan V. Diamond (incorporated by reference to Exhibit 10.6 to the Company's Form 8K filed September 11, 2003).
10.71
Warrant Certificate to acquire 400,000 shares of common stock, dated August 13, 2003, issued by the Company to the Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.7 to the Company's Form 8K filed September 11, 2003).
10.72
Warrant Holder Rights Agreement with respect to 400,000 shares of common stock, between the Company and Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.8 to the Company's Form 8K filed September 11, 2003).
10.73
Warrant Holder Rights Agreement with respect to 400,000 shares of common stock, between the Company and the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.9 to the Company's Form 8K filed September 11, 2003).

10.74	Promissory Note for $25,000 from the Company to Jonathan V. Diamond, dated August 28, 2003 (incorporated by reference to Exhibit 10.10 to the Company's Form 8K filed September 11, 2003).
10.75
Promissory Note for $25,000 from the Company to the Ravich Revocable Trust of 1989, dated August 28, 2003 (incorporated by reference to Exhibit 10.11 to the Company's Form 8K filed September 11, 2003).
10.76
Warrant Certificate to acquire 100,000 shares of common stock, dated August 28, 2003, issued by the Company to Jonathan V. Diamond (incorporated by reference to Exhibit 10.12 to the Company's Form 8K filed September 11, 2003).
10.77
Warrant Certificate to acquire 100,000 shares of common stock, dated August 28, 2003, issued by the Company to the Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.13 to the Company's Form 8K filed September 11, 2003).
10.78
Asset Purchase and Patent Assignment Agreement by and between Degrees of Connection LLC and YouthStream Media Networks, Inc. dated as of September 22, 2003 (incorporated by reference to Exhibit 2.1 to the Company's Form 8K filed October 7, 2003).
16.1	Letter from Ernst & Young LLP addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8K filed July 2, 2003).
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's June 30, 2001 Form 10K filed August 31, 2001).

*
Filed herewith

YOUTHSTREAM MEDIA NETWORKS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Report of Independent Auditors	F-2
Report of Independent Auditors	F-3
Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2003 and June 30, 2002	F-4
Consolidated Statements of Operations for years ended September 30, 2003, June 30, 2002 and June 30, 2001, and the three months ended September 30, 2002	F-5
Consolidated Statements of Cash Flows for the years ended September 30, 2003, June 30, 2002 and June 30, 2001, and the three months ended September 30, 2002	F-6
Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended September 30, 2003, June 30, 2002 and June 30, 2001, and for the three months ended September 30, 2002	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
YouthStream Media Networks, Inc.

        We have audited the accompanying consolidated balance sheet of YouthStream Media Networks, Inc. and subsidiaries as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended September 30, 2003 and for the three months ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YouthStream Media Networks, Inc. and subsidiaries as of September 30, 2003 and the results of their consolidated operations and their consolidated cash flows for the year ended September 30, 2003 and for the three months ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $341,468,000, a stockholders' deficiency of $10,699,000, a working capital deficiency of $2,178,000, and a net loss and negative cash flow from operating activities for the year ended September 30, 2003 of $3,128,000 and $3,154,000, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
January 5, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
YouthStream Media Networks, Inc.

        We have audited the consolidated balance sheet of YouthStream Media Networks, Inc. (the "Company") as of June 30, 2002 and the related consolidated statements of operations, cash flows and changes in stockholders' (deficiency) equity for each of the two years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Youthstream Media Networks, Inc. as of June 30, 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States.

        The financial statements have been prepared assuming that Youthstream Media Networks, Inc will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital and stockholders' deficiency. In addition, the Company is in default with respect to its long-term debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                            Ernst & Young LLP

New York, New York
September 27, 2002
except for Note 6
as to which the date is August 5, 2002

YouthStream Media Networks, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$1,490	$597
Accounts receivable, net of allowance for doubtful accounts of $183 and $141 at September 30, 2003 and June 30, 2002, respectively	518	2,667
Inventories, net of provision for obsolescence of $320 and $464 at September 30, 2003 and June 30, 2002, respectively	2,098	2,584
Prepaid expenses	250	180
Deposits and other current assets	62	195
Restricted cash	—	768

Total current assets	4,418	6,991
Property and equipment, net	1,536	2,749
Deferred financing costs, net	—	2,565
Other assets	125	—
Assets from discontinued operations	—	7,682

Total assets	$6,079	$19,987

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$2,019	$1,800
Accrued employee compensation	507	704
Accrued expenses	1,910	3,411
Current liabilities of discontinued operations	2,160	592
Deferred revenues	—	127
Current portion of deferred purchase price	—	375
Current portion of capitalized lease obligations	—	165
Current maturities of long-term debt in default	—	18,184

Total current liabilities	6,596	25,358
Non-current liabilities of discontinued operations	—	45
Capitalized lease obligations	—	106
Long-term debt	4,913	—
Deferred rent	—	358
Preferred stock subject to mandatory redemption; issued and outstanding at September 30, 2003—1,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends, or $5,269	5,269	—

Total liabilities	16,778	25,867

Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $0.01 par value, authorized—5,000 shares; issued and outstanding at September 30, 2003—1,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value, authorized—100,000 shares; issued and outstanding—39,850 shares at September 30, 2003 and 33,591 shares at June 30, 2002	398	336
Treasury Stock (608 shares of common stock, valued at cost)	(829)	(829)
Additional paid-in capital	331,200	330,774
Accumulated deficit	(341,468)	(336,161)

Total stockholders' deficiency	(10,699)	(5,880)

Total liabilities and stockholders' deficiency	$6,079	$19,987

See notes to consolidated financial statements.

YouthStream Media Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share amount)

			Years ended June 30,
	Year ended September 30, 2003	For the three months ended September 30, 2002
			2002	2001
Net revenues	$9,203	$6,446	$14,960	$10,026

Operating expenses:
Cost of goods sold	2,312	1,188	3,747	2,430
Selling, general and administrative expenses	7,525	4,447	11,192	10,035
Corporate expenses	2,807	1,917	6,123	8,163
Depreciation and amortization	499	169	570	914
Loss on closing of retail stores	1,790	—	—	—
Impairment loss on asset	—	—	7,439	317

Total operating expenses	14,933	7,721	29,071	21,859

Loss from operations	(5,730)	(1,275)	(14,111)	(11,833)
Interest income	36	23	450	2,131
Interest expense	(1,055)	(731)	(3,068)	(3,026)
Gain on debt settlement	2,800	—	—	—

Loss before provision for income taxes	(3,949)	(1,983)	(16,729)	(12,728)
Provision for income taxes	30	96	184	275

Loss from continuing operations	(3,979)	(2,079)	(16,913)	(13,003)
Gain/(loss) from discontinued operations	151	(582)	(4,476)	(60,847)
Gain/(loss) on disposal of discontinued operations	700	482	877	(163,953)

Net loss	$(3,128)	$(2,179)	$(20,512)	$(237,803)

Per share of common stock basic and diluted
Loss from continuing operations	$(0.10)	$(0.06)	$(0.55)	$(0.44)
Gain (loss) from discontinued operations	$—	$(0.02)	$(0.15)	$(2.08)
Gain (loss) on disposal of discontinued operations	$0.02	$0.01	$0.03	$(5.59)

Net loss per basic and diluted common share	$(0.08)	$(0.07)	$(0.67)	$(8.11)

Weighted average basic and diluted common shares outstanding	37,987	33,008	30,414	29,334

See notes to consolidated financial statements.

YouthStream Media Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

		For the three months ended September 30, 2002	Years ended June 30,
	Year ended September 30, 2003
			2002	2001
Cash flows from operating activities
Net loss	$(3,128)	$(2,179)	$(20,512)	$(237,803)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (gain) from discontinued operations	(151)	582	4,476	60,847
Loss (gain) on disposal of discontinued operations	(700)	(482)	(877)	163,953
Net change in assets and liabilities of discontinued operations	2,200	(574)	(669)	(12,662)
Bad debt expense	45	—	—	—
Depreciation and amortization	499	169	570	914
Loss on impairment of assets	—	—	7,439	317
Loss on disposal of equipment	1,653	488	—	—
Gain on debt settlement	(2,800)	—	—	—
Non-cash compensation	120	—	—	—
Amortization of deferred financing costs	239	199	815	750
Amortization of original issue discount on Subordinated Notes	37	29	122	84
Deferred rent	(346)	(12)	(8)	13
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	170	1,935	(2,657)	78
Decrease (increase) in prepaid expenses	4	(59)	(65)	(73)
Decrease (increase) in inventory	888	(1,038)	22	(1,135)
Decrease in deposits and other current assets	605	145	2	(90)
Increase (decrease) in accounts payable	(1,503)	1,727	(1,019)	743
Increase (decrease) in accrued employee compensation	118	(319)	(1,315)	742
Increase (decrease) in other accrued expenses	(1,104)	882	(2,056)	1,968
Increase (decrease) in deferred revenues	—	(127)	127	—

Net cash provided by (used in) operating activities	(3,154)	1,366	(15,605)	(21,354)

Cash flows from investing activities
Capital expenditures	(86)	(42)	(1,003)	(1,039)
Proceeds from sale of equipment	106	—	—	—
Proceeds from sale of patent	700	—	—	—
Sale (Purchase) of investments in marketable debt securities	—	—	5,655	19,534
Other assets	(125)	—	—	—
Payment for business acquisitions, net of cash acquired	—	(25)	(1,050)	(100)
Sale of Media Assets to Alloy	—	7,283	—	—

Net cash provided by investing activities	595	7,216	3,602	18,395

Cash flows from financing activities
Net proceeds from sale of common stock and exercise of warrants and options	—	—	—	127
Net proceeds from issuance of warrants in connection with long-term debt	—	—	—	35
Repurchase of common stock	—	—	(590)	(239)
Repayment of capitalized lease obligations	(48)	(112)	—	—
Proceeds from related-party loans	250
Repayment of related-party loans	(250)
Proceeds from long-term debt	—	—	—	965
Repayment of long-term debt	(4,970)	—	(1,737)	(1,234)

Net cash (used in) financing activities	(5,018)	(112)	(2,327)	(346)

Net increase (decrease) in cash and equivalents	(7,577)	8,470	(14,330)	(3,305)
Cash and equivalents at beginning of period	9,067	597	14,927	18,232

Cash and equivalents at end of period	$1,490	$9,067	$597	$14,927

Supplemental cash flow information
Cash paid for interest	$—	$—	$2,079	$1,506

Cash paid for income taxes	$—	$—	$148	$252

Non-cash Investing and Financing Activities:
Issuance of warrants in connection with long-term debt	$—	$—	$—	$162

Issuance of common stock in connection with acquisitions	$—	$114	$1,712	$6,814

See notes to consolidated financial statements.

YouthStream Media Networks, Inc.
Consolidated Statement of Stockholders' Equity (Deficiency)
(In thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount				Total
Balances at June 30, 2000	28,031	$280	$321,980	$(77,846)	—	$244,414

Issuance of warrants in connection with long-term debt	—	—	197	—	—	197
Issuance of common stock upon exercise of stock options	45	—	127	—	—	127
Stock Repurchase	—	—	—	—	(239)	(239)
Issuance of common stock in connection with acquisition of Teen.com	944	9	5,210	—	—	5,219
Issuance of common stock in connection with acquisition of HelloXpress	53	1	293	—	—	294
Issuance of common stock in connection with acquisition of Invino	958	10	1,245	—	—	1,255
Issuance of common stock in connection with acquisition of sixdegrees	60	1	45	—	—	46
Net loss				(237,803)	—	(237,803)

Balances at June 30, 2001	30,091	301	329,097	(315,649)	(239)	13,510

Issuance of common stock in connection with acquisition of Invino	3,041	30	1,124			1,154
Issuance of common stock in connection with acquisition of Trent	458	5	553			558
Issuance of common stock in connection with acquisition of SixDegrees	1	—
Stock Repurchase	—	—	—	—	(590)	(590)
Net loss				(20,512)	—	(20,512)

Balances at June 30, 2002	33,591	336	330,774	(336,161)	(829)	(5,880)

Issuance of common stock in connection with acquisition of Invino	2,274	23	91			114
Net loss				(2,179)		(2,179)

Balances at September 30, 2002	35,865	359	330,865	(338,340)	(829)	(7,945)

Issuance of common stock in connection with debt restructuring	3,985	39	215			254
Issuance of stock options in connection with related party loans			120			120
Net loss				(3,128)		(3,128)

Balances at September 30, 2003	39,850	398	331,200	(341,468)	(829)	(10,699)

See notes to consolidated financial statements.

YouthStream Media Networks, Inc.
Notes to Consolidated Financial Statements
September 30, 2003

1.     Organization and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned subsidiaries, Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Beyond the Wall, Inc. ("Beyond the Wall"), and W3T.com, Inc. ("Teen.com"), (collectively, the "Company"). During fiscal 2001, the Company reorganized into two market segments: media and retail.

        In December 2000, the Company discontinued the operations of CommonPlaces, LLC ("CommonPlaces"), sixdegrees, inc. ("sixdegrees"), CollegeWeb.com, Inc. ("CollegeWeb"), and Invino Corporation ("Invino"). In December 2001, the Company sold substantially all of its media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment. The Company, through its Beyond the Wall subsidiary, is now primarily a retail company that targets teenagers and young adults ages 12 to 24.

FINANCIAL STATEMENT PRESENTATION

        The Company has incurred recurring operating losses since its inception. As of September 30, 2003, the Company had an accumulated deficit of $341,468,000, a stockholders' deficiency of $10,699,000, a working capital deficiency of $2,178,000, and a net loss and negative cash flows from operating activities for the year ended September 30, 2003 of $3,128,000 and $3,154,000, respectively, and expects to have insufficient capital to fund all of its obligations. In August and September 2002, the Company defaulted on approximately $18,000,000 of its long-term debt (see Note 10—Long-Term Debt). In addition, the Company's retail sales have been on the decline. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

        The Company is considering various strategic alternatives with respect to the Beyond the Wall business, including the sale of the business to certain investors. Although the Company is currently in negotiations with an investor group, no agreement has been finalized, and there can be no assurances that any transaction will be completed.

Sale of Media Assets

        In response to its liquidity issues and declining earnings, on August 5, 2002, following the close of the Company's fiscal year 2002, the Company sold substantially all of its Media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc. for proceeds of $7,000,000, which approximated the carrying value of the Media segment at the time of sale. As of June 30, 2002 the Media segment's assets and liabilities were classified as held and used as the criteria to be held for sale under SFAS No. 144 were not met prior to June 30, 2002. As a result of the sale, the Media segment operations were discontinued during the three months ended September 30, 2002 (see Note 5).

Store Closing Cost

        In early fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain. For the fiscal year ended September 30, 2003, the Company incurred approximately $1.8 million of expenses, relating to the closing of 25 retail store operations, including $214,000 for the write-off of fixed assets, $635,000 for the write-off of inventory, $879,000 of accruals for costs relating to the early termination of store leases and $62,000 for other expenses. The total closing costs were classified as a separate line item in the statement of operations as part of continuing operations.

Debt Restructuring

        In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary's outstanding notes (NET Notes, YSTM Notes & YSTM 2 Note), in the aggregate principal amount of $18 million, to cancel those notes. In exchange for cancellation of all of the principal and interest due on the old notes, the note holders received in aggregate $4.5 million in cash, redeemable preferred stock with a face value of $4 million (see Note 9), and 3,985,000 shares of common stock, valued at $255,000, and $4 million aggregate principal amount of promissory notes issued by the Company's retail subsidiary, Beyond the Wall, Inc., secured by the Company's pledge of all of its stock in Beyond the Wall.

        At the closing of the January 2003 debt restructuring, all of the Company's previous directors and officers resigned, and three new directors were appointed. Jonathan V. Diamond, who previously had been a director and interim Chief Executive Officer of the Company, was appointed as Chairman of the Board of Directors, and Hal G. Byer and Robert Scott Fritz were appointed as directors of the Company. Mr. Diamond was appointed as Chief Executive Officer and Robert N. Weingarten was appointed as Chief Financial Officer.

        During May 2003, the Company issued options to the three new directors to purchase an aggregate of 700,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years. In addition, the three new directors paid an aggregate of $7,500 ($0.04 per share) in cash to acquire options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase an aggregate of 187,500 shares of such holder's preferred stock, exercisable at $0.36 per share.

        The terms and conditions of the January 2003 debt restructuring agreement qualified as a troubled debt restructuring for accounting purposes in accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". In determining the proper accounting treatment, the Company evaluated the nature of the economic consequences of each of the three separate transactions for purposes of determining the gain, if any, in connection with the extinguishment of the NET Notes, YSTM Notes and YSTM 2 Note in accordance with SFAS No. 15.

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

        The cancellation of the YSTM Notes was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms. In exchange for the extinguishment of the YSTM Notes, the holder received cash of $1,500,000, 3,486,875 shares of common stock with a fair value of $223,000, 1,000,000 shares of 4% redeemable preferred stock, face value of $4,000,000, including cumulative dividends, totaling $5,269,000, due December 31, 2010 and a $3,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010 (see Note 10e). As of the settlement date, the adjusted carrying value of the YSTM Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $11,251,000. After adjusting for the fair value of the cash and common stock exchanged, the carrying value of the YSTM Notes was $9,528,000. For purposes of determining the gain on the extinguishment of the YSTM Notes, the redeemable preferred stock was accounted for as a debt instrument given the mandatory redemption features of the security (see Note 9). The issuance of the $3,000,000 promissory note and the 1,000,000 shares of redeemable preferred stock constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note and the redeemable preferred stock, including accrued interest and cumulative dividends, was less than the adjusted carrying value of the YSTM Notes extinguished, the Company recognized a gain totaling $306,000 and recorded the value of the promissory note and the redeemable preferred stock at the undiscounted future value of $3,953,000 and $5,269,000, respectively, with no interest expense or accretions in value to be recognized over the remaining life of the promissory note and preferred stock.

        The cancellation of the YSTM 2 Note was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms. In exchange for the extinguishment of the YSTM 2 Note, the holder received 498,125 shares of the Company's common stock with a fair value of $32,000 and a $1,000,000 promissory note bearing interest at 4% per annum with principal and accrued interest due December 31, 2010 (see Note 10f). As of the settlement date, the adjusted carrying value of the YSTM 2 Note, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $991,000. After adjusting for the fair value of the common shares exchanged, the carrying value of the YSTM 2 Note was $960,000. The issuance of the $1,000,000 promissory note constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note, including principal and interest, was greater than the adjusted carrying value of the YSTM 2 Note extinguished, the Company recognized no gain. The promissory note was revalued at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

        In total, the Company recognized a gain from the troubled debt restructuring totaling $2,754,000. The gain was classified as part of continuing operations in accordance with SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000." The gain from the transaction resulted in increasing basic and diluted income per common share by $0.07 for the year ended September 30, 2003.

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

RECLASSIFICATIONS

        Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation.

2.     Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany items and transactions have been eliminated

Cash and Equivalents and Marketable Debt Securities

        Cash and equivalents include all cash, demand deposits, money market accounts, and debt instruments purchased with an original maturity of three months or less. Marketable debt securities are debt instruments purchased with maturities of between three and nine months. The Company's investment in debt securities, which are included in cash equivalents, are considered to be securities held-to-maturity and are carried at amortized cost.

Restricted Cash

        Restricted cash included money market accounts that were used as collateral for letters of credit. The letters of credit were issued for security deposits on property and equipment leases.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out basis. Inventories consist primarily of posters and related products.

Deferred Financing Costs

        Deferred financing costs were being amortized over the term of the related debt. Accumulated amortization of deferred financing costs as of June 30, 2002 was approximately $1,920,000. As of September 30, 2003, all deferred financing costs have been fully amortized.

Property and Equipment

        Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. These lives are estimated to be six years for location-based media equipment and three to five years for furniture and office equipment. Prior to its impairment in May 2002 (see Note 11—Loss on Impairment of Assets), the NET equipment was estimated to have a useful life of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or the lives of the related improvements. Expenditures for maintenance and repairs are charged to operations as incurred.

        Prior to July 2001 and in accordance with Financial Accounting and Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of those assets. In July 2001, the Company adopted FASB Statement No. 144, "According for the Impairment or Disposal of Long-Lived Assets" which superceded SFAS No. 121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment (see—" Impact of Recently Issued Accounting Standards" below).

Intangible Assets

        Intangible assets were primarily comprised of goodwill, which represented acquisition costs in excess of the net assets of businesses acquired. Prior to July 1, 2001, intangible assets were amortized on the straight-line basis ranging from 3-15 years. Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill to be tested for impairment on an annual basis, between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. (see—" Impact of Recently Issued Accounting Standards" below).

Revenue Recognition

        The Company's primary source of revenue is from the sale of merchandise to consumers on college campuses and stores. Retail revenue is recognized at the time of sale to the consumer.

Advertising and Promotion Costs

        The Company expenses advertising costs as incurred. Advertising expense for the years ended September 30, 2003, June 30, 2002 and 2001 were approximately $53,000, $135,000 and $289,000, respectively.

Store opening and closing costs

        New store opening costs are charged to expense as incurred. In the event a store is planned to close before its lease has expired, the total lease obligation less sublease income is provided for in the period the decision to close the store is made.

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

Stock-Based Compensation

        The Company generally grants stock options to management and employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123, as amended by SFAS No. 148 (see Notes 3 and 8).

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company routinely assesses the financial strength of its customers and requires collateral or other security to support customer receivables when necessary. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts. Management believes the Company has ample coverage for bad debt and will continue to review the collectibility of its receivables.

Impact of Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001.

        In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to early-adopt the accounting standard effective at the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill. At June 30,2001, accumulated amortization of intangible assets was $2,861,000. As defined by SFAS No. 142, the Company identified two reporting units, retail and media, which constitute components of the Company's business. The Company was required to complete, within six months from adoption, a transitional impairment test that required that the company make a fair value determination of its components of its business as of July 1, 2001. The Company performed the transitional impairment test, and determined at that time that no impairment was required. In conducting its annual impairment test as of June 30, 2002, the Company determined that the value of its recorded goodwill related to its Retail segment was impaired. (see Note 11—Loss on Impairment of Assets).

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company elected early adoption of SFAS No. 144 as of July 1, 2001. As a result of the adoption of SFAS No. 144, the disposal of Teen.com, which was not a separate segment of the Company, qualified as a discontinued operation (see Note 5—Discontinued Operations). In addition, in 2002 events and circumstances indicated that the company's Network Theater Equipment and certain other location based Media equipment was impaired. As such, in accordance with the adoption of SFAS No.144, the Company wrote down the value of these assets to their fair value. (see Note 11—Loss on Impairment of Assets).

3.     Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000". SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 was effective May 15, 2002, and is not expected to have a material impact on the Company's consolidated financial statements other than the classification of any gains or losses related to the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have a material impact on the Company's present financial condition or results of operations.

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

        In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

        Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect adopting the disclosure requirements of FASB Interpretation No. 46 will have a significant effect on the Company's financial statement presentation or disclosures.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The impact from the adoption of SFAS No. 150 for the year ended September 30, 2003 resulted in the reclassification of the mandatorily redeemable preferred stock from the mezzanine section of the balance sheet to non-current liabilities.

        In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders. The Company does not expect that the adoption of the Exposure Draft will have a significant effect on the Company's financial statement presentation or disclosures.

4.     Related Party Transactions

Affiliate Loans

        During August 2003, the Company's subsidiary, Beyond the Wall, Inc., borrowed $100,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund the operations of Beyond the Wall, Inc. The loans, which were due December 31, 2003, were repaid in September 2003 and were secured by real estate owned by Beyond the Wall, Inc. As partial consideration for the loans, the Company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes pricing model and had an aggregate fair value of $88,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $88,000 was recognized as interest expense with a corresponding increase in additional paid-in capital.

        During August 2003, the Company also borrowed $25,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund, in part, the Company's investment in KES Holdings (see above). The Company's remaining $75,000 investment in KES Holdings was funded from corporate funds. The loans, which were due December 31, 2003, were repaid in September 2003 and were unsecured. As partial consideration for the loans, the Company issued to each lender warrants to purchase 100,000 shares of common stock, exercisable through August 31, 2008 at $0.16 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes pricing model and had an aggregate fair value of $32,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $32,000 was recognized as interest expense with a corresponding increase in additional paid-in capital.

Investment in KES Holdings

        In September 2003, the Company announced that it made a capital contribution of $125,000 for a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the "Acquired Assets"). On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the Acquired Assets pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000. KES ceased production on or about December 16, 2002 and filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

        In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company and a registered NASD broker-dealer ("Libra"), consisting of Libra's parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the "Ravich Trust"). Robert Scott Fritz, one of the directors of the Company, is also an investor in KES Holdings. Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra's parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings. The contributions of the members of KES Holdings were used in part to fund the purchase price of the Acquired Assets, with the balance intended to be used for start-up costs, working capital purposes and deferred maintenance of the Acquired Assets.

        The Company has had preliminary discussions with KES Holdings to acquire KES Acquisition. Although there are presently no understandings, agreements or commitments between KES Holdings and the Company pursuant to which KES Holdings would be obligated to sell KES Acquisition to the Company, or pursuant to which the Company would be obligated to purchase KES Acquisition from KES Holdings, it is presently contemplated that, should such a transaction occur, it would involve the delivery by the Company to KES Holdings of a subordinated note for all or substantially all of the purchase consideration. Such a transaction is subject to substantial risks, contingencies and uncertainties, including, among others, satisfactory completion of due diligence, preparation of definitive transaction documents, compliance with state and federal securities laws and regulations, additional debt and/or equity financing, and approval by the Company's stockholders. Accordingly, there can be no assurances that any transaction between the Company and KES Holdings ultimately will occur, or that if a transaction does occur, future operations of the steel mini-mill will be successful.

        The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company. The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company, as described under the sub-heading "Affiliate Loans" above.

        The Company's Board of Directors currently consists of Jonathan V. Diamond, Hal G. Byer and Robert Scott Fritz. Hal G. Byer is a Senior Vice President of Libra, and by virtue of his employment agreement with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra's parent entity. The Company's three directors have each acquired an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company's preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events, as described under the sub-heading "Debt Restructuring and Amendments" above.

5.     Discontinued Operations

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

        Effective September 23, 2003, the Company sold its interest in U.S. Patent No. 6,175,831 entitled "Method and apparatus for constructing a network database and system" (the "Six Degrees Patent") and certain related intellectual property rights, including computer source and object code files, software assets and other digital assets, documentation and rights (the "Technology"), for a cash payment of $700,000. The sales price was determined through an auction process involving arm's-length qualified purchasers. The Company is not utilizing the Technology in its current business operations. The Technology was sold to Degrees of Connection LLC, a Delaware limited liability company. Degrees of Connection LLC is unrelated to the Company or its affiliates, or any of its officers or directors, or associates of its officers or directors. The proceeds from the sale of the Six Degrees Patent resulted in a gain on disposal of discontinued operations totaling $700,000 for the year ended September 30, 2003.

        Net revenues and losses from discontinued operations are as follows (in thousands):

	Year ended September 30, 2003	Three months ended September 30, 2002	Year ended June 30, 2002	Year ended June 30, 2001
Net revenues	$—	$399	$18,258	$17,264
Gain (Loss) from discontinued operations	151	(582)	(4,476)	(60,847)
Gain (Loss) on disposal of discontinued operations	700	482	877	(163,953)

Net gain (loss) from discontinued operations	$851	$(100)	$(3,599)	$(224,800)

        As of September 30, 2003, the Company has accrued liabilities of $2.2 million remaining from its discontinued businesses. The accrual primarily consists of severance, lease payments and other miscellaneous expenses.

6.     Reclassifications of discontinued operations

        The financial statements and notes to the financial statements as of June 30, 2002 and the two years ended June 30, 2002 have been reclassified for Discontinued Operations as a result of all businesses disposed of through September 30, 2003, including the sale of the media segment operations to Alloy, Inc. on August 5, 2002.

7.     Reorganization

        The Company announced a plan to move its Seattle operations to its New York office in March 2002. In April 2002, the Company finalized its transition plan, which resulted in the termination of 30 employees, and completed the transition in June 2002. The Company recorded a restructuring charge, which is included in loss from discontinued operations, during the fiscal year ended June 30, 2002 of approximately $519,000 relating to this decision, which included severance costs of $186,000, lease costs of $126,000 for a lease expiring November 2002, and $207,000 relating to the abandonment of certain fixed assets. As of September 30, 2003, the Company has remaining accruals of approximately $126,000 for lease obligation costs.

        For the year ended September 30, 2003, the Company wrote off approximately $316,000 of fixed assets, net of proceeds from the equipment sales, relating to the closing of its corporate office in New York in November 2002.

8.     Stock-based Compensation

        Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and the Company is in compliance with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

        During May 2003, the Company issued options to purchase an aggregate of 700,000 shares of common stock to its directors, exercisable through May 2010 at $0.04 per share, which was the fair market value on the date of issuance.

        During May 2003, the Company issued options to purchase 175,000 shares of common stock to its Chief Financial Officer, exercisable through May 2010 at $0.04 per share, which was the fair market value on the date of issuance.

        The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

(In Thousands, Except Per Share Amounts)

		Three Months Ended September 30, 2002	Year Ended June 30,
	Year Ended September 30, 2003
			2002	2001
Net loss attributable to common shares, as reported	$(3,128)	$(2,179)	$(20,512)	$(237,803)
Add: Total stock-based employee compensation expense included in reported net income/(loss)	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(51)	(1,269)	(5,076)	(7,890)

Net loss, pro forma	$(3,179)	$(3,448)	$(25,588)	$(245,693)

Basic and diluted net loss per common share, as reported	$(0.08)	$(0.07)	$(0.67)	$(8.11)

Basic and diluted net loss per common share, pro forma	$(0.08)	$(0.10)	$(0.84)	$(8.38)

9.     Redeemable Preferred Stock

        In connection with the January 2003 debt restructuring agreement with the holders of the YSTM Notes and pursuant to the Company's amended articles of incorporation, authorizing the issuance of up to 5,000,000 shares of preferred stock, the Company issued 1,000,000 shares of Series A Preferred Stock with the following characteristics:

  •
  Dividend Rights.  The holders of the shares of preferred stock are entitled to receive, when and as declared by the Company's board of directors, out of funds legally available for that purpose,

    cumulative preferential dividends in cash at the rate of 4% a year on the face amount of $4 per share payable quarterly.

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

        Because the preferred stock is mandatorily redeemable, it is classified as a long term liability in accordance with SFAS 150 at the future redemption value of $5,269,000, including cumulative dividends, with no future accretion adjustments to the balance to be taken against stockholders' equity (deficit) in subsequent periods.

10.   Long-term Debt

        Long-term debt consists of the following (in thousands):

	September 30, 2003	June 30, 2002
Subordinated Notes—Private Placement—In default as of 6/30/02 (A)	$—	$5,000
Note Payable to Finance Company—In default as of 6/30/02 (B)	—	496
Subordinated Notes—Private Placement—In default as of 6/30/02 (C)	—	12,000
Subordinated Notes—Private Placement—In default as of 6/30/02 (D)	—	1,000
Promissory Notes—Private Placement (E)	3,953	—
Promissory Notes—Private Placement (F)	1,000	—
Other	—	1

	4,953	18,497
Less unamortized original issue discount attributed to subordinated notes	40	313
	4,913	18,184
Less current portion	—	18,184

	$4,913	$—

(A)
In July 1998, the Company issued subordinated notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000 ("NET Notes"). These notes bore interest at 11% per annum and were due in July 2003. In connection with the issuance of the subordinated notes, the Company issued 375,000 warrants to the accredited investors for $188,000, and 150,000 warrants to the placement agent. Each warrant, which expires in July 2003, entitles the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal conducted at that time, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 was recorded as deferred financing costs and was amortized over the term of the subordinated notes. The original issue discount of $188,000 was also amortized over the term of the related debt. On September 8, 2002, NET failed to make the interest payment due on the

  NET Notes, constituting an event of default under the terms of the NET Notes, and as a result, the holder of a majority of the NET Notes declared these notes due and payable under the terms of the NET Notes. In January 2003 the Company reached a debt restructuring agreement with the holders of the NET Notes to cancel all the principal of and interest on the NET Notes in exchange for aggregate cash payments of $3,000,000. As of January 2003, the carrying value of the debt, including accrued interest and unamortized deferred closing costs and discount, was $5,448,000. The settlement of the NET Notes resulted in a gain totaling $2,448,000.

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

(C)
In June 2000, the Company issued subordinated notes to an accredited investor in the amount of $12,000,000, less an original issue discount of $420,000 ("YSTM Notes"). The notes bore interest at 11% per annum and were due in June 2005. In connection with the issuance of the subordinated notes, the Company issued 1,020,000 warrants to accredited investors in exchange for $420,000. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company's common stock for $5.9375, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal at that time, the 1,020,000 warrants were valued at $3,346,000. The value of the warrants and closing costs of $494,000 was recorded as deferred financing costs and was amortized over the term of the subordinated note. The original issue discount of $420,000 was amortized over the term of the related debt. On August 31, 2002, the Company failed to make interest payments due on the YSTM Notes, constituting an event of default under the terms of the YSTM Notes. On September 9, 2002, the holders of the YSTM Notes declared this note due and payable under the terms of the YSTM Notes. In January 2003, as part of the debt restructuring, the Company reached an agreement with the holders of the YSTM Notes to cancel all the principal of and interest on the YSTM Notes in exchange for (a) cash of $1,500,000; (b) 1,000,000 shares of redeemable preferred stock of the Company; (c) 3,486,875 shares of common stock of the Company; and (d) a $3,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company's stock in Beyond the Wall.

(D)
In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000 ("YSTM 2 Note"). The note bore interest at 11% per annum and was due in July 2005. In connection with the issuance of the subordinated note, the Company issued 60,000 warrants to an accredited investor in exchange for $35,000. Each warrant, which expires in July 2005, entitles the holder to purchase one share of the Company's common stock for $3.75, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal at that time, the 60,000 warrants were valued at $197,000. The value of the warrants was recorded as deferred financing costs and was amortized over the term of the subordinated note. The original issue discount of $35,000 was amortized over the term of the related debt. On August 31, 2002 the Company failed to make an interest payment due on the YSTM 2 Note, constituting an event of default under the terms of the YSTM 2 Note, and the holder of the note had the right to declare this note immediately due and payable. In January 2003 the Company reached an agreement with the holder of the YSTM 2 Note to cancel all the principal of and interest on the YSTM 2 Note in exchange for (a) a $1,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company's stock in Beyond the Wall; and (b) 498,125 shares of the Company's common stock. No gain or loss was recognized on the settlement.

(E)
In January 2003, as part of the debt restructuring the Company issued a promissory note to an accredited investor with a face amount of $3,000,000 and total future interest payments of $953,000. The note bears interest at 4% per annum with accrued interest and principal due December 31, 2010. This note was issued as part of the January 2003 debt restructuring whereby the YSTM Notes were extinguished in exchange for a $1,500,000 cash payment, issuance of 3,486,875 shares of common stock, valued at $223,000, issuance of 1,000,000 shares of redeemable preferred stock and issuance of $3,000,000 promissory note secured by the Company's pledge of all of its stock in its subsidiary, Beyond the Wall. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note were less than the adjusted carrying value of the YSTM Notes, the promissory note was recorded at the undiscounted future cash value of $3,953,000 with no interest expense to be recognized over the remaining life of the new note. The restructuring of the YSTM Notes resulted in a gain totaling $306,000.

(F)
In January 2003, the Company issued a promissory note to an accredited investor with a face value of $1,000,000 and total future interest payments of $318,000. The note bears interest at 4% per annum with accrued interest and principal due December 31, 2010. This note was issued as part of the January 2003 debt restructuring in connection with which the YSTM 2 Note was extinguished in exchange for issuance of 498,125 shares of common stock, valued at $32,000, and issuance of the promissory note secured by the Company's pledge of all of its stock in its subsidiary, Beyond the Wall. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note, including principal and accrued interest, were greater than the adjusted carrying value of the YSTM 2 Note, the promissory note issued was recorded at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

11.   Loss on Impairment of Assets

        Operating results at the Company's Trent subsidiary declined during 2002. In the fourth quarter of 2002, the Company evaluated the recoverability of the goodwill of this subsidiary in accordance with its accounting policy. This evaluation indicated that the carrying value of the goodwill of this subsidiary was impaired. As a result, in 2002, the Company recorded goodwill impairment charges totaling $7,439,000 in the Retail segment. In addition, the Company determined during fiscal year 2002 that the fixed assets related to its satellite network was impaired as the Company decided to use alternative means of showing movies on college campuses for the 2003 season. In May 2002 the Company recognized a charge of $672,000 of impairment of these fixed assets which were recorded on NET within the media segment. The impairment charges from the Trent subsidiary have been recorded as a loss on impairment of assets in the statement of operations for the year ended June 30, 2002, while the impairment charges from the satellite network equipment have been recorded as a loss from discontinued operations for the year ended June 30, 2002.

        In fiscal 2001, the Company conducted a strategic review of certain operations. Upon completion of this review, the company determined that the fair market values of the goodwill and certain other long-lived assets for Beyond the Wall and HotStamp were below their carrying values. As a result, the

Company recorded an impairment charge of $317,000 and $1,845,000, respectively. Additionally, the Company determined that it was unlikely that $4,750,000 of a prepaid marketing asset would ever be utilized. Such amount was recorded as a charge as of June 30, 2001. The charges relating to Beyond the Wall, totaling $317,000, have been recorded as a loss on impairment of assets in the statement of operations for the year ended June 30, 2001. The remaining charges, which relate to the media segment, totaling $6,595,000, have been recorded as a loss from discontinued operations for the year ended June 30, 2001.

12.   Property and Equipment

        Property and equipment consists of the following (in thousands):

	September 30, 2003	June 30, 2002
Furniture and office equipment	$2,167	$3,366
Leasehold improvements	203	678
Building	493	493
Land	130	130

	2,993	4,667
Less accumulated amortization and depreciation	(1,457)	(1,918)

	$1,536	$2,749

13.   Income Taxes

        At September 30, 2003, the Company had a net operating loss carryforward for income tax purposes of approximately $277,752,000 that expires from 2012 through 2023. The use of approximately $36,000,000 of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of approximately $110,826,000 has been recognized to offset the net deferred tax asset principally related to the net operating loss carryforward. The valuation allowance increased by approximately $69,479,000, $10,646,000 and $9,803,000 for the years ended September 30, 2003, June 30, 2002 and 2001, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of September 30, 2003 and June 30, 2002 are as follows (in thousands):

	September 30, 2003	June 30, 2002
Net Operating Loss Carryforwards	$110,513	$40,501
Other	313	846

Total Deferred Tax Assets	110,826	41,347
Valuation Allowance	(110,826)	(41,347)

Net Deferred Tax Asset	$0	$0

        No federal tax provision has been provided for the periods ended at September 30, 2003, September 30, 2002, June 30, 2002 and 2001 due to the significant losses incurred to date. A current state tax provision has been provided for at September 30, 2003, September 30, 2002, June 30, 2002 and 2001 in the amount of $30,000, $96,000, $184,000 and $275,000 respectively. These taxes are primarily based on net assets and net revenues.

        The Company is subject to periodic audits by federal, state and local tax authorities for various tax liabilities incurred in prior periods from the parent entity and its subsidiaries, including any discontinued businesses. The amount of any tax assessments and penalties may be material and may negatively impact the Company's operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax audits, the company has not made accruals for such tax contingencies.

14.   Stockholders' Equity (Deficiency)

        For the year ended June 30, 2001, options were exercised resulting in the issuance of 45,848 shares of common stock and net proceeds to the Company of $127,000.

        In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2,000,000. As of June 30, 2002, the Company purchased, on the open market, 607,500 shares at a cost of $829,000.

        In January 2003, the Company completed a debt restructuring transaction whereby a total of 3,985,000 common shares, valued at $255,000, were issued to the holders of the YSTM Notes and YSTM 2 Note, in accordance with the terms of the debt restructuring to extinguish the YSTM Notes and YSTM 2 Note. The additional common shares were valued using the three-day average trading price one day before and one day after the effective date of the debt restructuring.

        During August 2003, the Company's subsidiary, Beyond the Wall, Inc., borrowed $100,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund the operations of Beyond the Wall, Inc. The loans, which were due December 31, 2003, were repaid in September 2003 and were secured by real estate owned by Beyond the Wall, Inc. As partial consideration for the loans, the Company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes pricing model and had an aggregate fair value of $88,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $88,000 was recognized as interest expense with a corresponding increase in additional paid-in capital.

        During August 2003, the Company also borrowed $25,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund, in part, the Company's investment in KES Holdings (see above). The Company's remaining $75,000 investment in KES Holdings was funded from corporate funds. The loans, which were due December 31, 2003, were repaid in September 2003 and were unsecured. As partial consideration for the loans, the Company issued to each lender warrants to purchase 100,000 shares of common stock, exercisable through August 31, 2008 at $0.16 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes pricing model and had an aggregate fair value of $32,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $32,000 was recognized as interest expense with a corresponding increase in additional paid-in capital.

        Securities for issuance of common stock excluded from diluted earnings per share due to their antidilutive effect are as follows:

	For the year ended
	September 30, 2003	June 30, 2002	June 30, 2001
Stock options	1,086,544	1,882,013	3,942,021
Common stock purchase warrants	2,462,000	1,462,000	1,462,000

15.   Stock Option Plans

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

        The following table summarizes the Option Plan and the effects from the execution of the Voluntary Stock Option Exchange Program initiated in May 2001:

	Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2000	3,595,547	$13.70
Options granted	2,123,820	2.35
Options canceled	(1,731,498)	15.10
Options exercised	(45,848)	2.77

Options outstanding at June 30, 2001	3,942,021	$7.09

Options granted	1,097,652	$1.32
Options canceled	(3,157,660)	7.88
Options exercised	—	—

Options outstanding at June 30, 2002	1,882,013	$2.53

Options granted	950,000	$0.05
Options canceled	(1,745,469)	2.61
Options exercised	—	—

Options outstanding at September 30, 2003	1,086,544	$0.25

Options exercisable at September 30, 2003	997,237

Options exercisable at June 30, 2002	1,379,644

Options available for future grant at September 30, 2003	3,913,456

        Information regarding the options outstanding under the Option Plan at September 30, 2003 is as follows:

Exercise Price Range	Number of Options Currently Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number Exercisable	Average Exercise Price
$0.04-0.11	875,000	$0.04	6.6 years	875,000	$0.04
$0.16-0.21	75,000	$0.21	7.0 years	-0-	$0.00
$0.26-1.01	5,000	$1.01	7.6 years	3,753	$1.01
$1.17-1.19	55,000	$1.17	8.4 years	45,000	$1.17
$1.22-1.50	34,340	$1.37	7.8 years	31,280	$1.36
$1.63-19.69	42,204	$2.40	7.6 years	42,204	$2.40

	1,086,544	$0.25	6.8 years	997,237	$0.24

        Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for September 30, 2003 and June 30, 2002 and 2001:

	For the year ended
		June 30,
	September 30, 2003
		2002	2001
Assumptions
Risk-free interest rate	3.00%	3.82%	4.99%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company's common stock	3.505	1.060	1.223
Average life	7.0 years	3.0 years	2.4 years

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

        For purposes of pro forma disclosures (see Note 8), the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the 2000 Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $51,000, or $0.00 per share; $5,076,000, or $0.17 per share; and $7,890,000, or $0.27 per share for the years ended September 30, 2003, June 30, 2002 and 2001, respectively.

        The weighted average fair value of options granted during the years ended September 30, 2003, June 30, 2002 and 2001 was $0.05, $0.88 and $1.49, respectively.

16.   Commitments and Contingencies

Leases

        The Company is obligated under non-cancelable operating leases for office space and equipment. Future minimum lease payments relating to office space and equipment under noncancelable operating leases as of September 30, 2003 are as follows (in thousands):

Operating Leases
Year ending September 30:
2004	$519
2005	133
2006	66

Total minimum lease payments	$718

        Rent expense was approximately $420,000, $2,909,000 and $1,847,000 for the year ended September 30, 2003, and years ended June 30, 2002 and 2001, respectively. At June 30, 2002, approximately $154,000 and $38,000 of short-term capital lease obligations and long-term capital lease obligations, respectively, were reclassified to current and long term liabilities of discontinued operations. These capital leases relate to obligations for which the Company is still liable, although the assets were written off as part of the discontinued operations of sixdegrees.

Litigation

        During fiscal 2003, the Company was involved in an arbitration filed in New York by the Company's former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company reached an agreement in October 2003 with its former CEO to settle the dispute for nominal consideration.

        The Company and/or its Beyond the Wall subsidiary are also defendants in various other lawsuits and claims from creditors of the Company seeking damages aggregating approximately $465,000. These matters have been brought by various trade creditors of the Company. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for potential exposure related to such matters that have been deemed probable and reasonably estimable at September 30, 2003. In December 2003, Beyond the Wall was notified that a trade creditor had received a favorable court judgment that permitted the creditor to place a lien against Beyond the Wall's real property for $139,000.

        In addition, certain landlords of stores which Beyond the Wall has vacated in advance of the expiration dates of the store leases or failed to pay rent when due have commenced litigation against the Company. The Company intends to negotiate with the landlords to settle the lease termination liabilities and has sufficiently accrued for the exposure from lease termination costs.

        Given the Company's current financial situation, the costs of defending these proceedings and diversion of management's attention to these matters, the outcome of such proceedings could have a material adverse effect on the Company's financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

17.   401(k) Plan

        During 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under this Plan are defined as all full-time employees with one year of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the Plan, subject to board approval. For the years ended September 30, 2003, June 30, 2002 and 2001, the amount of this matching expense was approximately zero, $51,000 and $163,000, respectively. This Plan was terminated effective March 15, 2003.

18.   Segment Information

        Prior to August 2002, the Company had two reporting segments: media and retail. The media segment represented the Company's media, marketing and promotional services provided to advertisers by NET and American Passage. On August 5, 2002, the Company sold substantially all of the assets and certain liabilities from this segment and discontinued its operation. The remaining retail segment consists of on-campus, online and retail store poster sales provided by Beyond the Wall and revenues and costs associated with this segment are included in current operations.

        The following is a summary of the major classes of assets and liabilities as of September 30, 2003 that remain from the Media segment:

September 30, 2003
(In thousands)
Current assets, net	$-0-
Current liabilities	(2,105)
Capitalized lease obligations	(55)

Net book value	$(2,160)

19.   Allowance Accounts

Accounts Receivable

        Accounts receivable comprise (In 000s):

	September 30, 2003	June 30, 2002
Accounts receivable—trade	$701	$2,808
Less: Allowance for doubtful accounts	(183)	(141)

Accounts receivable, net	$518	$2,667

        The movement of allowance for doubtful accounts is summarized as follows:

	September 30,		June 30,
	2003	2002	2002	2001
Balance at beginning of period	$141	$141	$171	$404
Provided during period	45	—	—	—
Written off during the period	(3)	—	(30)	(233)

Balance at end of period	$183	$141	$141	$171

Inventory

        Inventory comprises (In 000s)

	September 30, 2003	June 30, 2002
Inventory, at cost	$2,418	$3,048
Less: Provision for obsolescence	(320)	(464)

Inventory, net	$2,098	$2,584

        The movement of the provision for obsolescence is summarized as follows:

	September 30,		June 30,
	2003	2002	2002	2001
Balance at beginning of period	$464	$464	$146	$-0-
Provided during period	327	—	452	146
Written off during the period	(471)	—	(134)	—

Balance at end of period	$320	$464	$464	$146

20.   Quarterly Results (Unaudited)

        The following is a summary of the quarterly results of operations for the two years ended September 30, 2003 (in thousands except per share data):

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Net revenues	$5,236	$682	$1,329	$1,956
Loss from operations	(426)	(1,053)	(1,835)	(2,416)
Income (loss) before provision for income taxes	(528)	(1,052)	740	(3,109)
Income (loss) from continuing operations	(549)	(1,056)	735	(3,109)
Income (loss) from discontinued operations	(2)	24	(7)	136
Income on disposal of discontinued operations	700	—	—	—

Net income (loss)	$149	$(1,032)	$728	$(2,973)

Per share of common stock basic and diluted
Income (loss) from continuing operations	$(0.01)	$(0.03)	$0.02	$(0.09)
Income from discontinued operations	—	—	—	0.01
Income on disposal of discontinued operations	0.02	—	—	—

Net income (loss)	$0.01	$(0.03)	$0.02	$(0.08)

Weighted average basic and diluted shares outstanding	39,242	39,242	38,224	35,257
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
Net revenues	$6,446	$1,438	$2,570	$2,831
Loss from operations	(1,275)	(10,695)	(2,482)	(2,389)
Loss before provision for income taxes	(1,983)	(11,480)	(3,099)	(3,017)
Loss from continuing operations	(2,079)	(11,526)	(3,193)	(3,055)
Loss from discontinued operations	(582)	(2,222)	(1,209)	(460)
Income (loss) on disposal of discontinued operations	482	865	303	(291)

Net loss	$(2,179)	$(12,883)	$(4,099)	$(3,806)

Per share of common stock basic and diluted
Loss from continuing operations	$(0.06)	$(0.37)	$(0.10)	$(0.10)
Loss from discontinued operations	(0.02)	(0.07)	(0.04)	(0.02)
Income (loss) on disposal of discontinued operations	(0.01)	0.02	0.01	(0.01)

Net loss	$(0.07)	$(0.42)	$(0.13)	$(0.13)

Weighted average basic and diluted shares outstanding	33,008	30,969	30,505	30,270

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 26, 2004	YOUTHSTREAM MEDIA NETWORKS, INC.

	By:	/s/ JONATHAN V. DIAMOND Jonathan V. Diamond Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN V. DIAMOND Jonathan V. Diamond	Chief Executive Officer and Chairman of the Board	January 26, 2004
/s/ ROBERT N. WEINGARTEN Robert N. Weingarten	Chief Financial Officer	January 26, 2004
/s/ HAL BYER Hal Byer	Director	January 26, 2004
/s/ SCOTT FRITZ Scott Fritz	Director	January 26, 2004

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K