Form 10-K/A
period 2003-09-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2004-03-05
CIK 1103926

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

        This Amendment No. 1 on Form 10K/A amends Items 10-14 of the Annual Report on Form 10K of YouthStream Media Networks, Inc. (the "Company") for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission on January 27, 2004 (the "Annual Report") to include those items which were incorporated by reference in the original Annual Report. Except as specifically set forth in Items 10-14 of this Form 10K/A, this Form 10K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the Company's directors and executive officers.

Name	Age	Position
Jonathan V. Diamond	44	Chairman of the Board of Directors and Chief Executive Officer
Robert N. Weingarten	51	Chief Financial Officer and Secretary
Hal G. Byer	46	Director
Robert Scott Fritz	47	Director

        The Company's Board of Directors is divided into three classes, with one class being elected each year and members of each class holding office for a three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

        In connection with the January 2003 debt restructuring transactions (see sub-heading Debt Restructuring and Amendments at Item 1), all of the Company's previous directors and officers resigned, and three directors were appointed. Jonathan V. Diamond, who had previously served as a director and interim Chief Executive Officer of the Company, was appointed as Chairman of the Board of Directors, and Hal G. Byer and Robert Scott Fritz were appointed as directors. Mr. Fritz has been designated as a Class I director and Mr. Byer has been designated as a Class II director. Mr. Diamond had been previously designated as a Class III director.

        The Class I director's term will expire at the annual meeting to be held subsequent to the fiscal year ended September 30, 2003. The Class II director's term expires at the annual meeting to be held subsequent to the fiscal year ending September 30, 2004. The Class III director's term was set to expire at the annual meeting to be held subsequent to the fiscal year ended June 30, 2002, which was never held.

        The board of directors has established Audit, Compensation and Stock Option Committees. Messrs. Byer and Fritz serve on the Audit, Compensation and Stock Option Committees.

        The Company does not currently have an audit committee financial expert serving on its Audit Committee, as the Company has limited resources and is continuing its restructuring efforts. The Company intends to attempt to add a qualified board member to serve as an audit committee financial expert in the future.

        The following is a brief summary of the background of the Company's directors and executive officers.

Directors

        Jonathan V. Diamond. Mr. Diamond has served as Chairman of the Board and Chief Executive Officer of the Company since January 30, 2003. Mr. Diamond previously served as a director from April 4, 2001 to December 2, 2002, and as interim Chief Executive Officer from August 17, 2002 to December 2, 2002. From September 2003 to the present, he has served as the Chief Executive Officer and a director of ARTISTdirect, Inc., a publicly traded music entertainment company. He was the co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer through its 1999 merger with CDnow, Inc., an e-commerce company. He continued to serve as Chairman of the combined company until its sale to Bertelsmann Music Group in August 2000. Mr. Diamond is a former partner in GRP Records, an independent music label acquired by MCA in 1990. Mr. Diamond holds an M.B.A. from the Columbia University Graduate School of Business and a B.A. in Economics and Music from the University of Michigan.

        Hal G. Byer. Mr. Byer has served as a director of the Company since January 30, 2003. Mr. Byer joined Libra Securities, LLC, a broker-dealer registered with the Securities and Exchange Commission and an NASD member, in May 2001, and has been a Senior Vice President since January 2002. From 1995 to 2003, Mr. Byer was Chief Executive Officer of Byer Distributing Co., a snack food distribution company. From 2000 to 2003, Mr. Byer was also the Chief Operating Officer of eGreatcause.com, an internet start-up involved in fundraising for charitable and non-profit organizations that is no longer active.

        Robert Scott Fritz. Mr. Fritz has served as a director of the Company since January 30, 2003. Mr. Fritz is the president and owner of Robert Fritz and Sons Sales Company, a food broker and paper distributor located in New Jersey, and has operated in that capacity for the past five years.

Other Executive Officer

        Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer of the Company on February 6, 2003. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 2004 to present, he has served as the Chief Financial Officer and Secretary of ARTISTdirect, Inc., a publicly traded music entertainment company. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as President and Chief Financial Officer of Aries Ventures Inc. and Resource Ventures, Inc., both of which are public companies. Mr. Weingarten was retained to assist in the restructuring of the predecessor to both such companies in November 1998, and was an officer of such predecessor company when it filed for reorganization under Chapter 11 of the United States Bankruptcy Code in December 1999 and successfully confirmed its Plan of Reorganization in March 2000.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended September 30, 2003, all Forms 3, 4 and 5 were filed on a timely basis for the Company's executive officers and directors, except as follows: Mr. Weingarten filed a late Form 3; Mr. Diamond filed a late Form 4 on three occasions with respect to his acquisition of options and warrants; Mr. Byer filed one late Form 4 with respect to his acquisition of options; Mr. Fritz filed one late Form 4 with respect to his acquisition of options; and Mr. Weingarten filed one late Form 4 with respect to his acquisition of options.

Family Relationships among Directors and Executive Officers

        There were no family relationships among directors and executive officers during the fiscal year ended September 30, 2003.

Code of Ethics

        The Company has adopted a written Code of Ethics that applies to its senior management, including its Chief Executive Officer and Chief Financial Officer. A copy of the Company's Code of

Ethics is available to any shareholder that requests a copy, and has been filed as an exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2003. Such request should be addressed to the attention of the Secretary of the Company and mailed to the Company's corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the total compensation paid or accrued by the Company to the named executive officers for services rendered during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such fiscal years.

						Long-Term Compensation
	Annual Compensation
						Securities Underlying Options/Sars	All Other Compensation ($)
	Year	Salary			Bonus
Jonathan V. Diamond Chairman of the Board and Chief Executive Officer (1)	2003		$98,000		—	380,404	$11,000	(7)
Robert N. Weingarten Chief Financial Officer and Secretary (3)	2003		$90,000	(8)	—	175,000	—
Harlan Peltz Former Chief Corporate Strategist and Chairman (4)	2003 2002 2001	$ $ $	135,417 250,000 250,000	(2)	— — —	— — —	— — —
James Lucchesi Former Chief Executive Officer and President (5)	2003 2002 2001	$ $	— 274,615 349,430	(6)	— — —	— — 300,000	— — —

(1)
Mr. Diamond served as interim Chief Executive Officer from August 17, 2002 to December 2, 2002, and was named Chief Executive Officer on January 30, 2003.

(2)
Mr. Peltz's compensation is calculated for the period July 1, 2002 through January 24, 2003.

(3)
Mr. Weingarten has served as Chief Financial Officer since February 6, 2003.

(4)
Mr. Peltz's employment with the Company terminated on January 24, 2003.

(5)
Mr. Lucchesi's employment with the Company terminated on April 11, 2002.

(6)
Mr. Lucchesi's compensation is calculated for the period July 1, 2001 through April 11, 2002.

(7)
Pursuant to Mr. Diamond's agreement with the Company, the Company recorded a liability for $11,000 at September 30, 2003, to be used as a credit against the exercise price of any of Mr. Diamond's stock options in the future.

(8)
Mr. Weingarten was compensated at an effective rate of $120,000 per annum during the fiscal year ended September 30, 2003. Mr. Weingarten's compensation decreased to an effective rate of $60,000 per annum effective March 1, 2004, as a result of the sale of the assets and operations of the Company's Beyond the Wall, Inc. subsidiary in February 2004.

Option Grants in Last Fiscal Year

        The following table sets forth certain information regarding stock options granted to the Company's executive officers during the Transition Period and Fiscal Year 2003.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for OPTION TERM(3)
	Individual Grants(1)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2003(2)
			Exercise Price Per Share ($)
Name				Expiration Date
					5%	10%
Jonathan V. Diamond	300,000	54.5%	$0.04	5/7/10	$600	$1,200
Robert N. Weingarten	175,000	31.8%	$0.04	5/7/10	$350	$700
(1)
Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under the YouthStream 2000 Stock Option Plan.

(2)
During the fiscal year ended September 30, 2003, the Company granted options to management and employees to purchase an aggregate of 550,000 shares of common stock.

(3)
Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of the Company's common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning the exercise of stock options during the Transition Period and Fiscal Year 2003 with respect to the Company's executive officers and the fiscal year-end value of unexercised options. No options were exercised by any of the Company's executive officers during this period.

	Number of Securities Underlying Unexercised Options at September 30, 2003
			Value of Unexercised In-The-Money Options at September 30, 2003(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Jonathan V. Diamond	300,000	—	$42,000	—
Robert N. Weingarten	175,000	—	$24,500	—

(1)
Based on September 30, 2003 closing stock price of $0.18 per share.

STOCK OPTION PLAN

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

Director Compensation

        The Company has no standard arrangements for compensation of directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

        During May 2003, the Company issued options to the directors to purchase an aggregate of 700,000 shares of common stock (Mr. Diamond—300,000 shares, Mr. Byer—200,000 shares, Mr. Fritz—200,000 shares), exercisable at the fair market value of $0.04 per share for a period of seven years.

        In addition, each director paid $2,500 ($0.04 per share) in cash to acquire an option from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase 62,500 shares of such holder's preferred stock, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events, as described above under the sub-heading "Debt Restructuring and Amendments" in Item 1. As the exercise price of the option on the preferred stock was substantially in excess of its estimated fair market value, no compensation expense or pro forma compensation expense was recorded by the Company with respect to these options.

Employment Contracts, Termination of Employment and Change in Control Arrangements

        The Company does not have any employment contracts, termination of employment or change in control arrangements with its current officers.

Long-Term Incentive Plans

        The Company does not have any long-term incentive plans.

Meetings and Committees of the Board of Directors

        The Board of Directors held six meetings and took one action by written consent during the Transition Period and the fiscal year ended September 30, 2003 ("Fiscal Year 2003"). The Board has an Audit Committee, a Compensation Committee, and a Stock Option Committee. Each Director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such Director served during Fiscal Year 2003.

        The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the independent auditors and the Company's accounting practices. The members of the Audit Committee are Messrs. Byer and Fritz, each non-employee directors of the Company. The Audit Committee as currently configured held four meetings during the Transition Period and Fiscal Year 2003.

        The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board regarding such matters. The members of the Compensation Committee are Messrs. Byer and Fritz. The Compensation Committee as currently configured held one meeting during the Transition Period and Fiscal Year 2003.

        The Stock Option Committee reviews and approves the options that are issued pursuant to the 2000 Stock Option Plan. The members of the Compensation Committee are Messrs. Byer and Fritz.

The Compensation Committee as currently configured held one meeting during the Transition Period and Fiscal Year 2003.

Compensation Committee

Compensation Committee Report on Executive Compensation

  Scope of the Committee's Work

        The Compensation Committee of the Board of Directors reviews and approves the Company's executive compensation philosophy and policies and applies those policies to the compensation of executive officers. The current members of the Compensation Committee are Messrs. Byer and Fritz. The Compensation Committee believes that the compensation programs for the Company's executive officers should reflect the Company's performance and the value created for the Company's stockholders. In addition, the Compensation Committee believes that the compensation programs should support the short-term and long-term strategic goals and values of the Company and should reward individual contribution to the Company's success. The Compensation Committee ensures that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company's performance with the interests of the Company's stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

  Executive Compensation Philosophy and Policies

        The Company's overall compensation philosophy is to provide a total compensation package that is competitive and enables the Company to attract, motivate, reward and retain key executives and other employees who have the skills and experience necessary to promote the short and long-term financial performance and growth of the Company.

        The Compensation Committee recognizes the critical role of its executive officers in the significant growth and success of the Company to date and its future prospects. Accordingly, the Company's executive compensation policies are designed to (1) align the interests of executive officers and stockholders by encouraging stock ownership by executive officers and by making a significant portion of executive compensation dependent upon the Company's financial performance; (2) provide compensation that will attract and retain talented professionals; (3) reward individual results through base salary, annual cash bonuses, long-term incentive compensation in the form of stock options and various other benefits; and (4) manage compensation based on skill, knowledge, effort and responsibility needed to perform a particular job successfully.

        In its recommendations on salary, bonuses and long-term incentive compensation for its executive officers, the Compensation Committee takes into account both the position and expertise of a particular executive, as well as the Compensation Committee's understanding of the competitive compensation for similarly situated executives in the Company's industry and situation.

  Executive Compensation

        Base Salary.    Salaries for executive officers for the Transition Period and for Fiscal Year 2003 were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

        Bonus.    The amount of cash bonuses paid to executives is partially based upon the financial results of the Company, personal and team objectives and the recommendations of the Compensation Committee. No bonuses were paid to the Company's executive officers during the Transition Period or during Fiscal Year 2003.

  Long-Term Incentive Awards

        The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of executives with the long-term interests of the Company's stockholders and encourages executives to remain in the Company's employ. The Company grants stock options in accordance with its stock option plan. Grants are awarded based on a number of factors, including the individual's level of responsibility, the amount and term of options already held by the individual, the individual's contributions to the achievement of the Company's financial and strategic objectives, and industry practices and norms.

  Compensation of the Chief Executive Officer

        Mr. Diamond has served as Chairman of the Board of Directors and Chief Executive Officer since January 30, 2003. The Compensation Committee considered various matters in determining Mr. Diamond's compensation, including his general business knowledge and experience, particularly as its relates to the management of businesses in various stages of start-up, development and/or restructuring, his knowledge and background of the Company's operations, the financial condition and financial resources of the Company, the skills necessary to lead the continuing restructuring of the Company, the ability to design and implement a long-term strategy as well as a short-term operating plan, and the time necessary to direct and manage the Company's business affairs. The Compensation Committee also considered the Company's general financial condition, short-term outlook and its limited working capital resources. The Compensation Committee took all of these factors into account in establishing Mr. Diamond's base compensation as $120,000 per year.

Submitted by the Compensation Committee:
Hal G. Byer
Robert Scott Fritz

Compensation Committee Interlocks and Insider Participation

        Messrs. Byer and Fritz serve on the Company's Compensation Committee. Mr. Fritz is an investor in KES Holdings, an entity in which the Company maintains a 1% interest and which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the "Acquired Assets"). Mr. Byer is a Senior Vice President of Libra Securities LLC ("Libra"), and by virtue of his employment agreement with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra's parent entity. In addition, Messrs. Byer and Fritz each purchased an option for $2,500 ($0.04 per share) from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company's preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events, as described above under the sub-heading "Debt Restructuring and Amendments" in Item 1. Further information with respect to this relationship is described below in Item 13. Certain Relationships and Related Transactions.

Stock Performance Graph

        On April 3, 1996, the Company's predecessor, Network Event Theater, Inc. ("NET"), completed its initial public offering. Effective February 28, 2000, NET merged with a subsidiary of the Company and each share of NET common stock and NET convertible preferred stock was converted into one share of the Company's common stock. Simultaneously, NET's partially-owned subsidiary, Common Places, LLC ("Common Places"), merged with the Company and each outstanding unit of Common Places was converted into 0.89 shares of the Company's common stock.

        The following graph compares cumulative total stockholder return on the common stock of the Company with the cumulative total return of the Russell 3000 Index, the NASDAQ Composite Index,

and a peer group consisting of the common stock of Alloy, Inc., a media, marketing services, direct marketing and retail company targeting Generation Y (the more than 60 million boys and girls in the United States between the ages of 10 and 24). The graph assumes the investment of $100 on April 3, 1996 (the effective date of the Company's predecessor's initial public offering) through September 30, 2003. Since the Company has not paid any dividends on its common stock, no dividends are included in the representation of its performance. Measurement points are at April 3 for each respective year (or the closest business day thereafter) through April 2, 2001, June 30, 2001 and 2002, and September 30, 2002 and 2003. The Company's stock price on the graph below is not necessarily indicative of future price performance.

COMPARISON CUMULATIVE TOTAL RETURN

[GRAPH OMITTED]

Cumulative Total Return

	4/3/96	4/3/97	4/3/98	4/5/99	4/3/00	4/2/01	6/30/01	6/30/02	9/30/02	9/30/03
YouthStream Media Networks, Inc.	$100.00	$100.00	$87.50	$251.25	$241.25	$15.63	$32.05	$2.40	$1.00	$3.61
Russell 3000	$100.00	$111.45	$166.20	$187.32	$219.70	$167.20	$180.77	$149.60	$123.82	$155.91
Nasdaq Composite	$100.00	$108.77	$166.28	$229.43	$378.52	$159.79	$202.60	$136.65	$109.46	$166.89
Peer Group	NA	NA	NA	NA	$327.99	$175.26	$283.42	$289.23	$166.45	$112.17

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by the Company under those statutes, the preceding Stock Performance Graph is not to be incorporated by reference into any such prior filings, nor shall such graph be incorporated by reference into any future filings made by the Company under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of January 5, 2004, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each of the Company's current executive officers, and (iv) all directors and executive officers as a group. As of January 5, 2004, the Company had 39,242,000 shares of common stock issued and outstanding, which was the only class of voting securities authorized or outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o YouthStream Media Networks, Inc., 244 Madison Avenue, PMB #358, New York, New York 10016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Executive Officers and Directors:
Jonathan V. Diamond	1,560,404(2)	3.88%
Robert N. Weingarten	175,000(3)	0.44%
Robert Scott Fritz 711 Sycamore Avenue Red Bank, NJ 07701	200,000(4)	0.51%
Hal G. Byer c/o Libra Securities, LLC 11766 Wilshire Boulevard, Suite 870 Los Angeles, CA 90025	200,000(5)	0.51%
All executive officers and directors as a group (4 persons)	2,135,404	5.24%
Other 5% Stockholders:
Ravich Revocable Trust of 1989 c/o Libra Securities, LLC 11766 Wilshire Boulevard, Suite 870 Los Angeles, CA 90025	2,360,000(6)	5.94%
Joseph Corso Jr. 167 Zock Road Cuddlebackville, NY 12729	3,550,000(7)	9.05%

(1)
Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 5, 2004 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)
Includes 930,404 shares issuable upon exercise of options and warrants.

(3)
Consists of 175,000 shares issuable upon exercise of options.

(4)
Consists of 200,000 shares issuable upon exercise of options.

(5)
Consists of 200,000 shares issuable upon exercise of options.

(6)
Reflects amount derived from this entity's Schedule 13D as filed with the Securities and Exchange Commission on September 10, 2003.

(7)
Reflects amount derived from this person's Schedule 13G as filed with the Securities and Exchange Commission on January 13, 2004.

Securities Authorized for Issuance under Equity Compensation Plans

        The information required herein is contained in Item 5. Market for Common Equity and Related Stockholder Matters.

Changes in Control

        The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliate Loans

        During August 2003, the Company's subsidiary, Beyond the Wall, Inc., borrowed $100,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund the operations of Beyond the Wall, Inc. The loans, which were due December 31, 2003, were repaid in September 2003 and were secured by real estate owned by Beyond the Wall, Inc. As partial consideration for the loans, the Company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes option pricing model and had an aggregate fair value of $88,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $88,000 was recognized as interest expense with a corresponding increase to additional paid-in capital.

        During August 2003, the Company also borrowed $25,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund, in part, the Company's investment in KES Holdings (see below). The loans, which were due December 31, 2003, were repaid in September 2003 and were unsecured. As partial consideration for the loans, the Company issued to each lender warrants to purchase 100,000 shares of common stock, exercisable through August 31, 2008 at $0.16 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes option pricing model and had an aggregate fair value of $32,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $32,000 was recognized as interest expense with a corresponding increase to additional paid-in capital

Investment in KES Holdings

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

        In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company, which is a broker-dealer registered with the Securities and Exchange Commission and an NASD member ("Libra"), consisting of Libra's parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the "Ravich Trust"). Robert Scott Fritz, one of the directors of the Company, is also an investor in KES Holdings. Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra's parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings. The contributions of the members of KES Holdings were used in part to fund the purchase price of the Acquired Assets, with the balance intended to be used for start-up costs, working capital purposes and deferred maintenance of the Acquired Assets.

        The Company has had preliminary discussions with KES Holdings to acquire KES Acquisition. Although there are presently no understandings, agreements or commitments between KES Holdings and the Company pursuant to which KES Holdings would be obligated to sell KES Acquisition to the Company, or pursuant to which the Company would be obligated to purchase KES Acquisition from KES Holdings, it is presently contemplated that, should such a transaction occur, it would involve the delivery by the Company to KES Holdings of a subordinated note for all or substantially all of the purchase consideration. Such a transaction would be subject to substantial risks, contingencies and uncertainties, including, among others, satisfactory completion of due diligence, preparation of definitive transaction documents, compliance with state and federal securities laws and regulations, additional debt and/or equity financing, and possibly, approval by the Company's stockholders. Accordingly, there can be no assurances that any transaction between the Company and KES Holdings ultimately will occur, or that if a transaction does occur, future operations of the steel mini-mill will be successful. The Company may also consider acquiring a majority, but less than 100%, interest in KES Acquisition.

        The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company. The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company, as described under the sub-heading "Affiliate Loans" above.

        The Company's Board of Directors consists of Jonathan V. Diamond, Hal G. Byer and Robert Scott Fritz. Hal G. Byer is a Senior Vice President of Libra, and by virtue of his employment agreement with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra's parent entity. The Company's three directors have each paid $2,500 ($0.04 per share) to acquire an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company's preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events, as described above under the sub-heading "Debt Restructuring and Amendments" in Item 1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees

        Ernst & Young LLP ("E&Y") was the Company's independent accountant for the fiscal year ended June 30, 2002. Services provided to the Company by E&Y with respect to the fiscal year ended June 30, 2002 consisted of the audit of the Company's consolidated financial statements and limited reviews of the Form 10-Q Quarterly Reports for the interim periods included therein totaling $157,500. Services provided by E&Y subsequent to June 30, 2002 consisted of limited reviews of Form 10-Q Quarterly Reports for the interim periods ended September 30, 2002, December 31, 2002 and March 31, 2003 totaling $91,500, the cost for a review of the financial information contained in a Current Report on Form 8-K relating to the sale of certain operations in August 2002 of $26,000, and other audit-related charges of $23,360.

        Weinberg & Company, P.A. ("Weinberg") was the Company's independent accountant for the fiscal year ended September 30, 2003 and for the transition period from July 1, 2002 through September 30, 2002. Services provided to the Company by Weinberg with respect to such periods consisted of the audit of the Company's consolidated financial statements and a limited review of the Form 10-Q Quarterly Report for the interim period ended June 30, 2003 pursuant to Statement on Auditing Standards No. 100. Charges by Weinberg with respect to these matters aggregated approximately $130,000, plus approximately $20,000 of reimbursable expenses.

Tax Fees

        Neither E&Y nor Weinberg have provided any services to the Company with respect to the preparation of corporate income tax returns or tax planning matters.

All Other Fees

        During the fiscal year ended June 30, 2002, E&Y conducted a due diligence review for the Company at a cost of $10,536. Subsequently, E&Y audited the Company's 401(k) Plan for the fiscal year ended December 31, 2002 at a cost of $24,100.

        Weinberg did not provide any services with respect to any matters other than those related to audit and audit-related matters.

Pre-Approval Policies and Procedures

        The Audit Committee meets periodically to review and approve the scope of the services to be provided to the Company by its independent accountant, as well to review and discuss any issues that may arise during an engagement. The Audit Committee considers various issues with respect to the services to be provided by its independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant's staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of the Company's financial staff.

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
14.1*	Code of Ethics—CEO
14.2*	Code of Ethics—CFO
16.1	Letter from Ernst & Young LLP addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8K filed July 2, 2003).
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's June 30, 2001 Form 10K filed August 31, 2001).
31.1*	Certification of CEO
31.2*	Certification of CFO
32*	Certification of CEO and CFO

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

March 5, 2004	YOUTHSTREAM MEDIA NETWORKS, INC.

	By:	/s/ JONATHAN V. DIAMOND Jonathan V. Diamond Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN V. DIAMOND Jonathan V. Diamond	Chief Executive Officer and Chairman of the Board	March 5, 2004
/s/ ROBERT N. WEINGARTEN Robert N. Weingarten	Chief Financial Officer	March 5, 2004
/s/ HAL BYER Hal Byer	Director	March 5, 2004
/s/ SCOTT FRITZ Scott Fritz	Director	March 5, 2004

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
  ITEM 11. EXECUTIVE COMPENSATION
Cumulative Total Return
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Affiliate Loans
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K