Form 10-Q
period 2003-12-31
YOUTHSTREAM MEDIA NETWORKS INC
filed 2004-03-05
CIK 1103926

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

At March 5, 2004, there were 39,242,000 shares of Common Stock, $.01 par value outstanding.

YOUTHSTREAM MEDIA NETWORKS, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31, 2003	September 30, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$303	$1,490
Accounts receivable, net	4	518
Inventories, net	1,870	2,098
Prepaid expenses	133	250
Other current assets	66	62

Total current assets	2,376	4,418

Property and equipment, net	1,396	1,536
Other assets	125	125

Total assets	$3,897	$6,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,567	$2,019
Accrued employee compensation	256	507
Accrued expenses	1,092	1,910
Current liabilities of discontinued operations	2,164	2,160
Total current liabilities	5,079	6,596

Long-term debt	4,913	4,913
Preferred stock subject to mandatory redemption; issued and outstanding at December 31, 2003 and September 30, 2003 – 1,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends, or $5,269	5,269	5,269
Total liabilities	15,261	16,778

Commitments and contingencies

Stockholders’ Deficiency
Preferred stock, $0.01 par value, authorized-5,000 shares; issued and outstanding at December 31, 2003 - 1,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,850 shares issued at December 31, 2003 and September 30, 2003, respectively	398	398
Additional paid-in capital	331,200	331,200
Accumulated deficiency	(342,133)	(341,468)
Treasury stock, 608 shares, at cost	(829)	(829)
Total stockholders’ deficiency	(11,364)	(10,699)

Total liabilities and stockholders’ deficiency	$3,897	$6,079

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended December 31,
	2003	2002

Net revenues	$1,053	$1,956
Cost of sales	393	444
Gross profit	660	1,512
Selling, general and administrative expenses	1,192	1,565
Corporate expenses	476	1,227
Depreciation and amortization	140	147

(Gain) loss on closing of retail stores

(500

)

989

Loss from operations	(648)	(2,416)
Interest income	—	28
Interest expense	(11)	(721)
Loss before provision for income taxes	(659)	(3,109)
Provision for income taxes	1	—
Loss from continuing operations	(660)	(3,109)
Gain (loss) from discontinued operations	(5)	136
Net loss attributable to common shares	$(665)	$(2,973)
Per share of common stock-basic and diluted
Loss from continuing operations	$(0.02)	$(0.09)
Gain from discontinued operations	—	0.01
Net loss per basic and diluted common share	$(0.02)	$(0.08)
Weighted average basic and diluted common shares outstanding	39,242	35,257

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(665)	$(2,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	5	(136)
Net change in assets and liabilities of discontinued operations	(2)	155
Bad debt expense (recovery)	(11)	39
Depreciation and amortization	140	147
(Gain) loss on closing of retail stores	(500)	989
Gain on disposal of fixed assets	—	(172)
Gain on debt extinguishment	—	(46)
Amortization of deferred financing costs	—	190
Amortization of original issue discount on Subordinated Notes	—	31
Deferred rent	—	(346)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	524	650
Inventory	228	628
Other current assets	113	699
Accounts payable	(451)	(845)
Accrued expenses	(568)	(76)
Net cash used in operating activities	(1,187)	(1,066)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(32)
Proceeds from the sale of fixed assets	—	106
Net cash provided by investing activities	—	74

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capitalized lease obligations	—	(44)
Repayment of long-term debt	—	(470)
Net cash used in financing activities	—	(514)

Decrease in cash and cash equivalents	(1,187)	(1,506)
Cash and cash equivalents at beginning of period	1,490	9,067
Cash and cash equivalents at end of period	$303	$7,561

Supplemental cash flow information:
Cash paid for income taxes	$—	$—

Noncash financing activities:
Issuance of common stock in connection with acquisitions	$—	$114

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD OCTOBER 1, 2003 TO DECEMBER 31, 2003

(IN THOUSANDS)

(UNAUDITED)

	Common Stock		APIC	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount

Balances at October 1, 2003	39,850	$398	$331,200	$(341,468)	$(829)	$(10,699)
Net loss	—	—	—	(665)	—	(665)
Balances at December 31, 2003	39,850	$398	$331,200	$(342,133)	$(829)	$(11,364)

See notes to condensed consolidated financial statements

YOUTHSTREAM MEDIA NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

FINANCIAL STATEMENT PRESENTATION

The Company has incurred recurring operating losses since its inception. As of December 31, 2003, the Company had an accumulated deficit of $342,133,000, a stockholders’ deficiency of $11,364,000, a working capital deficiency of $2,703,000, and a net loss and negative cash flows from operating activities for the three months ended December 31, 2003 of $665,000 and $1,187,000, respectively, and expects to have insufficient capital to fund all of its obligations. In August and September 2002, the Company defaulted on approximately $18,000,000 of its long-term debt, which was restructured in January 2003. In addition, the Company’s retail sales have been on the decline. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Sale of Beyond the Wall

Effective February 25, 2004, the Company’s wholly-owned subsidiary, Beyond the Wall, Inc. (“BTW”), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW), for $1,920,000, consisting of a cash payment of $820,000 and a subordinated secured promissory note (the “Note”) for $1,100,000, with interest at 10% per annum, due October 31, 2006.  If certain optional principal pre-payments on the Note are made by June 30, 2004, the principal balance of the Note will be adjusted downward, in excess of such principal pre-payments, based on an agreed-upon sliding scale as set forth in the Note.

The Company estimates that it will recognize a loss between $200,000 and $300,000 in the second quarter of fiscal year 2004 with respect to this transaction.

As a result of the sale of the BTW assets in February 2004, the Company no longer has any active business operations. The Company’s management is considering various strategic alternatives, including the acquisition of one or more new business opportunities, which may be from related or unrelated parties.  However, there can be no assurances that such efforts will ultimately be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

Sale of Media Assets

In response to its liquidity issues and declining earnings, on August 5, 2002, following the close of the Company’s then fiscal year of June 30, 2002, the Company sold substantially all of its Media assets and assigned certain liabilities to Cass

Communications, Inc., a subsidiary of Alloy, Inc. for proceeds of $7,000,000, which approximated the carrying value of the Media segment at the time of sale. As of June 30, 2002 the Media segment’s assets and liabilities were classified as held and used as the criteria to be held for sale under Statement of Financial Accounting Standards (“SFAS”) No. 144 were not met prior to June 30, 2002. As a result of the sale, the Media segment operations were discontinued during the three months ended September 30, 2002.

The financial statements and notes to the financial statements have been reclassified for Discontinued Operations as a result of all businesses disposed of through December 31, 2003, including the sale of the media segment operations to Alloy, Inc. on August 5, 2002.

The following is a summary of the major classes of assets and liabilities as of December 31, 2003 and September 30, 2003 that remain from the Media segment:

	December 31, 2003	September 30, 2003
	(In thousands)	(In thousands)
	(unaudited)
Current assets, net	$-0-	$-0-
Current liabilities	(2,109)	(2,105)
Capitalized lease obligations	(55)	(55)
Net book value	$(2,164)	$(2,160)

Store Closing Cost

In early fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain. For the three months ended December 31, 2002, the Company incurred approximately $989,000 of expenses, relating to the closing of retail store operations, including $81,000 for the write-off of fixed assets, $432,000 for the write-off of inventory, $460,000 of additional accruals for costs relating to the early termination of store leases and $16,000 for other expenses.  During the three months ended December 31, 2003, the Company negotiated with landlords to reach settlements with respect to certain Beyond the Wall store leases for amounts  below what had been originally accrued, which resulted in a reduction in the related accrual and a gain of $500,000.  Closing costs have been classified as a separate line item in the condensed consolidated statements of operations as part of continuing operations.

Debt Restructuring and Amendments

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary’s outstanding notes (NET Notes, YSTM Notes & YSTM 2 Note), in the aggregate principal amount of $18 million, to cancel those notes. In exchange for cancellation of all of the principal and interest due on the old notes, the note holders received in aggregate $4.5 million in cash, redeemable preferred stock with a face value of $4 million, and 3,985,000 shares of common stock, valued at $255,000, and $4 million aggregate principal amount of promissory notes issued by the Company’s retail subsidiary, Beyond the Wall, Inc., secured by the Company’s pledge of all of its stock in Beyond the Wall.

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

During May 2003, the Company issued options to the three new directors to purchase an aggregate of 700,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years. In addition, the three new directors paid an aggregate of $7,500 ($0.04 per share) in cash to acquire options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase an aggregate of 187,500 shares of such holder’s preferred stock, exercisable at $0.36 per share.

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

The cancellation of the YSTM Notes was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms. In exchange for the extinguishment of the YSTM Notes, the holder received cash of $1,500,000, 3,486,875 shares of common stock with a fair value of $223,000, 1,000,000 shares of 4% redeemable preferred stock, face value of $4,000,000, including cumulative dividends, totaling $5,269,000, due December 31, 2010 and a $3,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010. As of the settlement date, the adjusted carrying value of the YSTM Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $11,251,000. After adjusting for the fair value of the cash and common stock exchanged, the carrying value of the YSTM Notes was $9,528,000. For purposes of determining the gain on the extinguishment of the YSTM Notes, the redeemable preferred stock was accounted for as a debt instrument given the mandatory redemption features of the security. The issuance of the $3,000,000 promissory note and the 1,000,000 shares of redeemable preferred stock constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note and the redeemable preferred stock, including accrued interest and cumulative dividends, was less than the adjusted carrying value of the YSTM Notes extinguished, the Company recognized a gain totaling $306,000 and recorded the value of the promissory note and the redeemable preferred stock at the undiscounted future value of $3,953,000 and $5,269,000, respectively, with no interest expense or accretions in value to be recognized over the remaining life of the promissory note and preferred stock.

The cancellation of the YSTM 2 Note was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms. In exchange for the extinguishment of the YSTM 2 Note, the holder received 498,125 shares of the Company’s common stock with a fair value of $32,000 and a $1,000,000 promissory note bearing interest at 4% per annum with principal and accrued interest due December 31, 2010. As of the settlement date, the adjusted carrying value of the YSTM 2 Note, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $991,000. After adjusting for the fair value of the common shares exchanged, the carrying value of the YSTM 2 Note was $960,000. The issuance of the $1,000,000 promissory note constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note, including principal and interest, was greater than the adjusted carrying value of the YSTM 2 Note extinguished, the Company recognized no gain. The promissory note was revalued at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

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

RECLASSIFICATIONS

Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.  DISCONTINUED OPERATIONS

On August 5, 2002 the Company sold substantially all of its media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc., for gross proceeds of $7,000,000 plus a working capital adjustment of an additional $283,000, which resulted in a gain of approximately $246,000 at the time of sale, which was included in the total gain on disposal of discontinued operations for the period ended September 30, 2002.

As a result of the sale, the media segment operations were discontinued during the three months ended September 30, 2002.

In December 2001, the Company discontinued its Teen.com website. In connection with the discontinuance of that business, the Company incurred a charge of $348,000, related primarily to the write-off of property and equipment and an accrual for severance.

Net revenues and loss from discontinued operations are as follows (in thousands):

	Three months ended December 31,
	2003	2002

Net revenues	$—	$–
Gain (loss) from discontinued operations	(5)	136
Gain (loss) on disposal of discontinued operations	—	–
Net gain/(loss) from discontinued operations	$(5)	$136

As of December 31, 2003 and September 30, 2003, the Company has accrued liabilities of $2.2 million remaining from its discontinued businesses. The accrual primarily consists of severance, lease payments and other miscellaneous expenses.

3.  STOCK-BASED COMPENSATION

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

(In Thousands, Except Per Share Amounts)

	3 Months Ended December 31,
	2003	2002

Net loss attributable to common shares, as reported	$(665)	$(2,973)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1)	—
Net loss, pro forma	$(666)	$(2,973)
Basic and diluted net loss per common share, as reported	$(0.02)	$(0.08)
Basic and diluted net loss per common share, pro forma	$(0.02)	$(0.08)

4.  LEGAL

During fiscal 2003, the Company was involved in an arbitration filed in New York by the Company’s former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company reached an agreement in October 2003 with its former CEO to settle the dispute for nominal consideration.

The Company and/or its Beyond the Wall subsidiary are also defendants in various other lawsuits and claims from creditors of the Company seeking damages aggregating approximately $465,000. These matters have been brought by various trade creditors of the Company. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at December 31, 2003. In December 2003, Beyond the Wall was notified that a trade creditor, whose claim is already in the $465,000 described above, had received a favorable court judgment that permitted the creditor to place a lien against the Beyond the Wall’s real property for $139,000.  This obligation was settled in conjunction with the sale of Beyond the Wall in February 2004.

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

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to discharge its liabilities and restructure its debt, changing consumer tastes and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The Company has incurred recurring operating losses since its inception. As of December 31, 2003, the Company had an accumulated deficit of approximately $342,133,000 and expects to have insufficient capital to fund all of its obligations. In January 2003 the Company completed a debt restructuring transaction with the holders of $18 million of its subordinated notes. In addition, the Company’s retail sales have been declining. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company’s new management intends to continue efforts to settle the Company’s outstanding obligations and reduce operating costs.  The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2004. However, to the extent the Company’s estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.   The Company is also considering a wide range of business opportunities, which may require additional capital to acquire and/or operate.

Sale of Beyond the Wall

Effective February 25, 2004, the Company’s wholly-owned subsidiary, Beyond the Wall, Inc. (“BTW”), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW), for $1,920,000, consisting of a cash payment of $820,000 and a subordinated secured promissory note (the “Note”) for $1,100,000, with interest at 10% per annum, due October 31, 2006.  If certain optional principal pre-payments on the Note are made by June 30, 2004, the principal balance of the Note will be adjusted downward, in excess of such principal pre-payments, based on an agreed-upon sliding scale as set forth in the Note.

The Company estimates that it will recognize a loss between $200,000 and $300,000 in the second quarter of fiscal year 2004 with respect to this transaction.

As a result of the sale of the BTW assets in February 2004, the Company no longer has any active business operations. The Company’s management is considering various strategic alternatives, including the acquisition of one or more new business opportunities, which may be from related or unrelated parties.  However, there can be no assurances that such efforts will ultimately be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

Investment in KES Holdings

In September 2003, the Company announced that it made a capital contribution of $125,000 for a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company (“KES Holdings”), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company (“KES”), consisting of a steel mini-mill located in Ashland, Kentucky (the “Acquired Assets”).  On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company (“KES Acquisition”), completed the acquisition of the Acquired Assets pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000.  KES ceased production on or about December 16, 2002 and filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company, which is a broker-dealer registered with the Securities and Exchange Commission and an NASD member (“Libra”), consisting of Libra’s parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the “Ravich Trust”).  Robert Scott Fritz, one of the directors of the Company, is also an investor in KES Holdings.  Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra’s parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings.  The contributions of the members of KES Holdings were used in part to fund the purchase price of the Acquired Assets, with the balance intended to be used for start-up costs, working capital purposes and deferred maintenance of the Acquired Assets.

The Company has had preliminary discussions with KES Holdings to acquire KES Acquisition.  Although there are presently no understandings, agreements or commitments between KES Holdings and the Company pursuant to which KES Holdings would be obligated to sell KES Acquisition to the Company, or pursuant to which the Company would be obligated to purchase KES Acquisition from KES Holdings, it is presently contemplated that, should such a transaction occur, it would involve the delivery by the Company to KES Holdings of a subordinated note for all or substantially all of the purchase consideration.  Such a transaction would be subject to substantial risks, contingencies and uncertainties, including, among others, satisfactory completion of due diligence, preparation of definitive transaction documents, compliance with state and federal securities laws and regulations, additional debt and/or equity financing, and possibly, approval by the Company’s stockholders.  Accordingly, there can be no assurances that any transaction between the Company and KES Holdings ultimately will occur, or that if a transaction does occur, future operations of the steel mini-mill will be successful.  The Company may also consider acquiring a majority, but less than 100%, interest in KES Acquisition.

The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company.  The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company, as described under the sub-heading “Affiliate Loans” above.

The Company’s Board of Directors consists of Jonathan V. Diamond, Hal G. Byer and Robert Scott Fritz.  Hal G. Byer is a Senior Vice President of Libra, and by virtue of his employment agreement with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra’s parent entity.  The Company’s three directors have each paid $2,500 ($0.04 per share) to acquire an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company’s preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events, as described above in Footnote 1 under the sub-heading “Debt Restructuring and Amendments”.

Critical Accounting Policies

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out basis. Inventories consist primarily of posters and related products. The Company periodically reviews its inventory and records adjustments to reflect shortages and obsolete, damaged, slow-moving or overstocked items.

Revenue Recognition

The Company’s primary source of revenue is from retail sales recorded by its Beyond the Wall subsidiary from the sale of merchandise to consumers on college campuses and in stores. Retail revenue is recognized at the time of the sale to the consumer.

Impairment of Assets

The Company periodically evaluates its non-current assets for potential impairment indicators. The Company’s judgments regarding the potential impairment are based on legal factors, market conditions and operational performance indicators, among others. Future events could cause us to conclude that impairment indicators exist and that such assets (primarily investments and fixed assets) are impaired.

Accounts Receivable

Accounts receivable consist primarily of amounts due to the Company from the college campus activities of the Company’s Beyond the Wall subsidiary. The Company periodically updates its allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specifically identified risk.

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

RESULTS OF OPERATIONS

(in thousands)

The Company’s only business operations for the three months ended December 31, 2003 and 2002 consisted of the operations of Beyond the Wall.  As a result of the sale of the assets of Beyond the Wall in February 2004, the operating categories related to Beyond the Wall as discussed below for the three months ended December 31, 2003 will not continue after February 2004.

For the three months ended December 31, 2003, net revenues were $1,053 as compared to $1,956 for the three months ended December 31, 2002. The decrease of $903 was attributable to comparable same stores sales decline as well as the closing of retail stores.

For the three months ended December 31, 2003, cost of goods sold were $393 as compared to $444 for the three months ended December 31, 2002. The decrease of $51 was due a decline in same store retail sales and a reduction in number of retail stores.

For the three months ended December 31, 2003, selling, general and administrative expenses were $1,192 as compared to $1,565 for the three months ended December 31, 2002. The decrease of $373 was due to occupancy and payroll related savings attributable to the reduction in the number of retail stores in operation.

For the three months ended December 31, 2003, corporate expenses were $476 as compared to $1,227 for the three months ended December 31, 2002.  The decrease of $751 was due to overhead savings attributable to the sale the media business during the three months ended September 30, 2002.

For the three months ended December 31, 2003, depreciation and amortization expenses were $140 as compared to $147 for the three months ended December 31, 2002. The $7 decrease was due primarily to a reduction in capital expenditures following the plan to close a number of retail stores in early fiscal 2003.

For the three months ended December 31, 2003, interest income was zero as compared to $28 for the three months ended December 31, 2002. The decrease of $28 was due to lower interest income earned on decreased cash balances.

For the three months ended December 31, 2003, interest expense was $11 as compared to $721 for the three months ended December 31, 2002. The decrease of $710 was primarily related to the decrease in long-term debt as a result of the debt restructuring in January 2003.

For the three months ended December 31, 2003, loss from discontinued operations was $5 as compared to a gain of $136 for the three months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of December 31, 2003, the Company had $303,000 in cash, a decrease of $1,187,000 from September 30, 2003. The Company has never been profitable and expects to continue to incur operating losses in fiscal 2004. The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company’s independent auditors have issued their report dated January 5, 2004 that includes an explanatory paragraph stating that the Company’s recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations. The Company may find it necessary to rely upon financing from debt, if made available, or on the sale of equity securities to continue to sustain its operations, acquire or develop new operations, and to be able to meet its cash demands. There can be no assurance that the Company will be able to obtain sufficient additional capital under acceptable terms or conditions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended December 31, 2003, the Company used $1.2 million cash in operating activities related primarily to its $665,000 loss for the three months ended December 31, 2003, which included net loss from discontinued operations of $5,000 and non-cash activities $140,000 for depreciation and amortization. During the three months ended December 31, 2002, the Company used $1.1 million cash in operating activities related primarily to its $2.9 million loss during the three months ended December 31, 2002, which included net gain of $136,000 relating to discontinued operations and non-cash activities $147,000 for depreciation and amortization, and $989,000 in loss on disposal of assets.

For the three months ended December 31, 2002, the Company generated $74,000 from investing activities primarily relating to proceeds of $106,000 from the sale of fixed assets, offset by $32,000 of capital expenditures.

For the three months ended December 31, 2002, the Company used $514,000 in financing activities, relating primarily to the $470,000 payment to settle the Wells Fargo Equipment Note.

The Company’s principal commitments consist of obligations outstanding under operating leases totaling approximately $733,000.

The Company does not have any material commitments for capital expenditures at December 31, 2003.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at December 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

Interest Rate Risk

The Company’s investments are classified as cash and cash equivalents and debt securities with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by the Company.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of the reporting period. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During fiscal 2003, the Company was involved in an arbitration filed in New York by the Company’s former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company reached an agreement in October 2003 with its former CEO to settle the dispute for nominal consideration.

The Company and/or its Beyond the Wall subsidiary are also defendants in various other lawsuits and claims from creditors of the Company seeking damages aggregating approximately $465,000. These matters have been brought by various trade creditors of the Company. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at December 31, 2003. In December 2003, Beyond the Wall was notified that a trade creditor, whose claim is already in the $465,000 described above, had received a favorable court judgment that permitted the creditor to place a lien against the Beyond the Wall’s real property for $139,000.  This obligation was settled in conjunction with the sale of Beyond the Wall in February 2004.

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

(b)         Reports on Form 8-K: none.

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