Form 10-Q
period 2004-03-31
YOUTHSTREAM MEDIA NETWORKS INC
filed 2004-05-17
CIK 1103926

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27556

YOUTHSTREAM MEDIA NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4082185
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification Number)

244 Madison Avenue, PMB #358 New York, NY	10016
(Address of Principal Executive Offices)	(Zip Code)

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

At April 30, 2004, there were 39,242,000 shares of Common Stock, $.01 par value outstanding.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2004	September 30, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$697	$531
Prepaid expenses	41	188

Total current assets	738	719

Property and equipment, net	35	45
Note receivable, including accrued interest	854	—
Investment in KES Holdings	125	125
Assets from discontinued operations	—	5,190

Total assets	$1,752	$6,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$881	$858
Accrued employee compensation	257	266
Accrued expenses	691	613
Current liabilities of discontinued operations	2,446	4,859
Total current liabilities	4,275	6,596

Long-term debt	4,913	4,913
Preferred stock subject to mandatory redemption; issued and outstanding at March 31, 2004 and September 30, 2003 – 1,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends, or $5,269	5,269	5,269
Total liabilities	14,457	16,778

Commitments and contingencies

Stockholders’ Deficiency
Preferred stock, $0.01 par value, authorized - 5,000 shares; issued and outstanding at March 31, 2004 and September 30, 2003 - 1,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,850 shares issued and 39,242 outstanding at March 31, 2004 and September 30, 2003, respectively	398	398
Additional paid-in capital	331,200	331,200
Accumulated deficit	(343,474)	(341,468)
Treasury stock, 608 shares, at cost	(829)	(829)
Total stockholders’ deficiency	(12,705)	(10,699)

Total liabilities and stockholders’ deficiency	$1,752	$6,079

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

General and administrative expenses – corporate	$371	$621	$700	$1,528
Depreciation and amortization	5	5	10	10
Loss from operations	(376)	(626)	(710)	(1,538)
Interest income	11	7	11	34
Interest expense	(10)	(185)	(20)	(905)
Gain on debt settlement	—	2,754	—	2,800
Income (loss) before provision for income taxes	(375)	1,950	(719)	391
Provision for income taxes	(12)	5	(12)	4
Income (loss) from continuing operations	(363)	1,945	(707)	387
Loss from discontinued operations	(156)	(1,217)	(477)	(2,632)
Loss on disposal of discontinued operations	(822)	—	(822)	—
Net income (loss) attributable to common shares	$(1,341)	$728	$(2,006)	$(2,245)
Per share of common stock - basic and diluted
From continuing operations	$(0.01)	$0.05	$(0.02)	$0.01
From discontinued operations	—	(0.03)	(0.01)	(0.07)
From disposal of discontinued operations	(0.02)	—	(0.02)	—
Net income (loss) per common share - basic and diluted	$(0.03)	$0.02	$(0.05)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted	39,242	38,224	39,242	36,724

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED MARCH 31, 2004

(IN THOUSANDS)

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount

Balances at October 1, 2003	39,850	$398	$331,200	$(341,468)	$(829)	$(10,699)
Net loss	—	—	—	(2,006)	—	(2,006)
Balances at March 31, 2004	39,850	$398	$331,200	$(343,474)	$(829)	$(12,705)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,006)	$(2,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	477	2,632
Loss on disposal of discontinued operations	822	—
Net change in assets and liabilities of discontinued operations	(197)	85
Provision for doubtful accounts	—	15
Depreciation and amortization	10	10
Gain on disposal of fixed assets	—	(172)
Gain on debt extinguishment	—	(2,800)
Amortization of deferred financing costs	—	239
Amortization of original issue discount on Subordinated Notes	1	38
Deferred rent	—	(346)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	291
Other current assets	146	498
Accounts payable	23	30
Accrued expenses	70	533
Net cash used in operating activities	(654)	(1,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of BTW assets	820	—
Proceeds from the sale of fixed assets	—	106
Net cash provided by investing activities	820	106

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capitalized lease obligations	—	(43)
Repayment of long-term debt	—	(4,970)
Net cash used in financing activities	—	(5,013)

Increase (decrease) in cash and cash equivalents	166	(6,099)
Cash and cash equivalents at beginning of period	531	6,483
Cash and cash equivalents at end of period	$697	$384

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of YouthStream Media Networks, Inc. (“YouthStream”), and its wholly-owned inactive subsidiaries, Network Event Theater, Inc. (“NET”), American Passage Media, Inc. (“American Passage”), Beyond the Wall, Inc. (“Beyond the Wall”), and W3T.com, Inc. (“Teen.com”), (collectively, the “Company”).

In December 2000, the Company discontinued the operations of CommonPlaces, LLC (“CommonPlaces”), sixdegrees, inc. (“sixdegrees”), CollegeWeb.com, Inc. (“CollegeWeb”), and Invino Corporation (“Invino”). In December 2001, the Company sold substantially all of its media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment. Until the recent sale as described below, the Company, through its Beyond the Wall subsidiary, was primarily a retail company that targeted teenagers and young adults ages 12 to 24.

As of March 31, 2004, the Company did not have any revenue-generating business operations.

FINANCIAL STATEMENT PRESENTATION

The Company has incurred recurring operating losses since its inception. As of March 31, 2004, the Company had an accumulated deficit of $343,474,000, a stockholders’ deficiency of $12,705,000, a working capital deficiency of $3,537,000, and a net loss and negative cash flows from operating activities for the six months ended March 31, 2004 of $2,006,000 and $654,000, respectively.  The Company also sold its remaining operating business during the three months ended March 31, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.  The Company’s independent auditors, in their report dated January 5, 2004, included an explanatory paragraph stating that the Company’s recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management intends to continue efforts to settle the Company’s outstanding obligations and reduce operating costs.  The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2004. However, to the extent the Company’s estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the Company no longer has any revenue-generating business operations. The Company’s management is considering various strategic alternatives, including the acquisition of one or more new business opportunities, which may be from related or unrelated parties.  However, there can be no assurances that such efforts will ultimately be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

Sale of Beyond the Wall

Effective February 25, 2004, the Company’s wholly-owned subsidiary, Beyond the Wall, Inc. (“BTW”), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW), for $1,920,000, consisting of a cash payment of $820,000 and a subordinated secured promissory note (the “Note”) for $1,100,000, with interest at 10% per annum, due October 31, 2006.  The buyer had the right to make certain optional principal pre-payments on the Note by June 30, 2004, which would result in the principal balance of the Note being adjusted downward, in excess of such principal pre-payments, based on an agreed-upon sliding scale as set forth in the Note.

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000.  Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note.

The Company recognized a loss of $565,000 during the three months ended March 31, 2004 with respect to this transaction before taking into consideration of the effect of the $400,000 principal pre-payment made on April 30, 2004.  Inclusive of such payment, the effect of the accelerated payment credit and the back end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000 for the three months ended March 31, 2004.  Management has elected to recognize the additional loss of $257,000 and to adjust the carrying value of the note receivable resulting from the $400,000 principal pre-payment on April 30, 2004 in the Company’s condensed consolidated financial statements at March 31, 2004.

Sale of Media Assets

In response to its liquidity issues and declining earnings, on August 5, 2002, following the close of the Company’s then fiscal year of June 30, 2002, the Company sold substantially all of its Media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc. for proceeds of $7,000,000, which approximated the carrying value of the Media segment at the time of sale. As of June 30, 2002, the Media segment’s assets and liabilities were classified as held and used, as the criteria to be held for sale under Statement of Financial Accounting Standards (“SFAS”) No. 144 were not met prior to June 30, 2002. As a result of the sale, the Media segment operations were discontinued during the three months ended September 30, 2002.

The condensed consolidated financial statements and notes thereto have been reclassified for Discontinued Operations as a result of all businesses disposed of through March 31, 2004, including the sale of the media segment operations and the BTW segment operations.

The following is a summary of the major classes of assets and liabilities that remain from the Media and BTW operating segments as of March 31, 2004 and September 30, 2003 (in thousands):

	March 31, 2004	September 30, 2003
	(unaudited)
Assets, net	$0	$5,190
Current liabilities	(2,391)	(4,804)
Capitalized lease obligations	(55)	(55)
Net book value	$(2,446)	$331

Debt Restructuring and Amendments

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary’s outstanding notes (NET Notes, YSTM Notes and YSTM 2 Note), in the aggregate principal amount of $18 million, to cancel those notes. In exchange for cancellation of all of the principal and interest due on the old notes, the note holders received in aggregate $4.5 million in cash, redeemable preferred stock with a face value of $4 million, and 3,985,000 shares of common stock, valued at $255,000, and $4 million aggregate principal amount of promissory notes issued by the Company’s retail subsidiary, Beyond the Wall, Inc., secured by the Company’s pledge of all of its stock in Beyond the Wall.

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

RECLASSIFICATIONS

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.  DISCONTINUED OPERATIONS

Effective February 25, 2004, the Company’s wholly-owned subsidiary, Beyond the Wall, Inc. (“BTW”), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW).   The Company recognized an aggregate loss on the BTW transaction totaling $822,000.  The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the period ended March 31, 2004.  As a result of the sale, the BTW segment operations were discontinued during the three months ended March 31, 2004.

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

Net revenues and loss from discontinued operations are as follows (in thousands):

	Six Months Ended March 31,
	2004	2003

Net revenues	$2,513	$3,320
Loss from discontinued operations	(477)	(2,632)
Loss on disposal of discontinued operations	(822)	—
Loss from discontinued operations	$(1,299)	$(2,632)

As of March 31, 2004 and September 30, 2003, the Company has accrued liabilities of $2,446,000 and $4,859,000, respectively, remaining from its discontinued businesses. The accrued liabilities consist primarily of severance, lease payments and other miscellaneous expenses.

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

The following table details the effect on net income (loss) and earnings (loss) per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income/(loss) attributable to common shares, as reported	$(1,341)	$728	$(2,006)	$(2,245)
Add: Total stock-based employee compensation expense included in reported net income/(loss)	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2)	(540)	(3)	(1,255)
Net income/(loss), pro forma	$(1,343)	$188	$(2,009)	$(3,500)
Basic and diluted net income/(loss) per common share, as reported	$(0.03)	$0.02	$(0.05)	$(0.06)
Basic and diluted net loss per common share, pro forma	$(0.03)	$—	$(0.05)	$(0.10)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the Company’s ability to discharge its liabilities and restructure its debt, acquire one or more new businesses and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The Company has incurred recurring operating losses since its inception. As of March 31, 2004, the Company had an accumulated deficit of $343,474,000, a stockholders’ deficiency of $12,705,000, a working capital deficiency of $3,537,000, and a net loss and negative cash flows from operating activities for the six months ended March 31, 2004 of $2,006,000 and $654,000, respectively.  The Company also sold its remaining operating business during the three months ended March 31, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.  The Company’s independent auditors, in their report dated January 5, 2004, included an explanatory paragraph stating that the Company’s recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management intends to continue efforts to settle the Company’s outstanding obligations and reduce operating costs.  The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2004. However, to the extent the Company’s estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the Company no longer has any revenue-generating business operations. The Company’s management is considering various strategic alternatives, including the acquisition of one or more new business opportunities, which may be from related or unrelated parties.  However, there can be no assurances that such efforts will ultimately be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

Sale of Beyond the Wall

Effective February 25, 2004, the Company’s wholly-owned subsidiary, Beyond the Wall, Inc. (“BTW”), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW), for $1,920,000, consisting of a cash payment of $820,000 and a subordinated secured promissory note (the “Note”) for $1,100,000, with interest at 10% per annum, due October 31, 2006.  The buyer had the right to make certain optional principal pre-payments on the Note by June 30, 2004, which would result in the principal balance of the Note being adjusted downward, in excess of such principal pre-payments, based on an agreed-upon sliding scale as set forth in the Note.

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000.  Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note.

The Company recognized a loss of $565,000 during the three months ended March 31, 2004 with respect to this transaction before taking into consideration of the effect of the $400,000 principal pre-payment made on April 30, 2004.  Inclusive of such payment, the effect of the accelerated payment credit and the back end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000 for the three months ended March 31, 2004.

Management has elected to recognize the additional loss of $257,000 and to adjust the carrying value of the note receivable resulting from the $400,000 principal pre-payment on April 30, 2004 in the Company’s financial statements at March 31, 2004.

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

The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company.  The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company exercisable through August 31, 2008, 400,000 of which are exercisable at $0.11 per share and 100,000 of which are exercisable at $0.16 per share.

The Company’s Board of Directors consists of Jonathan V. Diamond, Hal G. Byer and Robert Scott Fritz.  Hal G. Byer is a Senior Vice President of Libra, and by virtue of his employment agreement with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra’s parent entity.  The Company’s three directors have each paid $2,500 ($0.04 per share) to acquire an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company’s preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events, as described above in Note 1 under the sub-heading “Debt Restructuring and Amendments”.

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

RESULTS OF OPERATIONS

The Company’s only business operations for the three and six months ended March 31, 2004 and 2003 consisted of the operations of Beyond the Wall, which are presented as discontinued operations in the accompanying financial statements.  As a result of the sale of the assets of Beyond the Wall in February 2004, the operating categories related to Beyond the Wall as discussed below for the three and six months ended March 31, 2004 will not continue after February 2004.

For the three months ended March 31, 2004, corporate general and administrative expenses were $371,000 as compared to $621,000 for the three months ended March 31, 2003.  The decrease of $250,000 was due to various cost reductions, including reduced corporate personnel, in 2004 as compared to 2003.

For the six months ended March 31, 2004, corporate expenses were $700,000 as compared to $1,528,000 for the six months ended March 31, 2003.  The decrease of $828,000 was due to various cost reductions, including reduced corporate personnel, in 2004 as compared to 2003.

For the three months ended March 31, 2004 and 2003, depreciation and amortization expense was $5,000.

For the six months ended March 31, 2004 and 2003, depreciation and amortization expense was $10,000.

For the three months ended March 31, 2004, interest income was $11,000, as compared to $7,000 for the three months ended March 31, 2003.

For the six months ended March 31, 2004, interest income was $11,000, as compared to $34,000 for the six months ended March 31, 2003.   The decrease of $23,000 was primarily due to reduced cash balances in 2004 as compared to 2003.

For the three months ended March 31, 2004, interest expense was $10,000, as compared to $185,000 for the three months ended March 31, 2003. The decrease of $175,000 was primarily related to the decrease in long-term debt as a result of the debt restructuring in January 2003.

For the six months ended March 31, 2004, interest expense was $20,000, as compared to $905,000 for the six months ended March 31, 2003. The decrease of $885,000 was primarily related to the decrease in long-term debt as a result of the debt restructuring in January 2003.

For the three months ended March 31, 2004, loss from discontinued operations was $156,000, as compared to a loss of $1,217,000 for the three months ended March 31, 2003.  The decrease was attributable primarily to the net operating results of BTW, which was reported as a discontinued operation as a result of the sale of its assets and operations in February 2004.   The decrease of $1,061,000 was primarily due to an increase in revenues, savings from occupancy-related expenses and payroll-related expenses in connection with the closing of retail stores in fiscal 2003, and a decrease in one-time charges in connection with the closing of retail stores during the three months ended March 31, 2003.

For the six months ended March 31, 2004, loss from discontinued operations was $477,000, as compared to a loss of $2,632,000 for the six months ended March 31, 2003.  The decrease was attributable primarily to the net operating results of BTW, which was reported as a discontinued operation as a result of the sale of its assets and operations in February 2004.   The decrease of $2,155,000 was primarily due to savings from payroll-related expenses in connection with the closing of retail stores in fiscal 2003, a decrease in one-time charges in connection with the closing of retail stores during the six months ended March 31, 2003, and a gain recognized from the reversal of an accrual for lease termination costs during the three months ended December 31, 2003, offset in part by a decrease in net revenues and an increase in insurance costs for the six months ended March 31, 2004.

For the three months and six months ended March 31, 2004, loss on disposal of discontinued operations was $822,000.  This loss represents the net loss on the sale of the BTW assets completed in February 2004.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of March 31, 2004, the Company had $697,000 in cash, an increase of $166,000 from September 30, 2003, and had no revenue-generating operations.  Subsequently, on April 30, 2004, the Company received a $400,000 principal pre-payment on the note that it received in conjunction with the sale of the BTW assets in February 2004.

The Company’s management intends to continue efforts to settle the Company’s outstanding obligations and reduce operating costs.  The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2004. However, to the extent the Company’s estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.   The Company is also considering a wide range of business opportunities, which may require additional capital to acquire and/or operate.

During the six months ended March 31, 2004, excluding discontinued operations, the Company used $654,000 of cash in operating activities, as compared to $1,192,000 of cash for the six months ended March 31, 2003.  The reduction in cash utilized in operating activities in 2004 as compared to 2003 was primarily a result of a reduction in corporate general and administrative expenses.

During the six months ended March 31, 2004, the Company generated $820,000 from investing activities relating to proceeds from the sale of the BTW assets.  During the six months ended March 31, 2003, the Company generated $106,000 from investing activities relating to proceeds from the sale of fixed assets.

During the six months ended March 31, 2003, the Company used $5,013,000 in financing activities, relating primarily to the $470,000 payment to settle the Wells Fargo Equipment Note and the aggregate $4,500,000 payment as part of the debt restructuring completed in January 2003.

As a result of the sale of the BTW assets and operations in February 2004, the Company does not have any material principal commitments relating to operating leases at March 31, 2004.

The Company does not have any material commitments for capital expenditures at March 31, 2004.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at March 31, 2004.

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company and/or its Beyond the Wall subsidiary are also defendants in various other lawsuits and claims from creditors of the Company seeking damages aggregating approximately $326,000. These matters have been brought by various trade creditors of the Company. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at March 31, 2004.

In addition, certain landlords of stores which Beyond the Wall had previously vacated in advance of the expiration dates of the store leases or failed to pay rent when due have commenced litigation against the Company. The Company intends to negotiate with the landlords to settle the lease termination liabilities and has sufficiently accrued for the exposure from lease termination costs.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)         Reports on Form 8-K:

On March 11, 2004, the Company filed a Current Report on Form 8-K reporting the sale of the assets of its Beyond the Wall, Inc. subsidiary.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUTHSTREAM MEDIA NETWORKS, INC.

DATE: May 14, 2004	BY:
/s/ Jonathan V. Diamond
Jonathan V. Diamond
Chairman and Chief Executive Officer

BY:
DATE: May 14, 2004	/s/ Robert N. Weingarten
Robert N. Weingarten
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Jonathan V. Diamond

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert N. Weingarten

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002