Form 10-Q
period 2004-06-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2004-08-13
CIK 1103926

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

(212) 883-0083
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

As of July 31, 2004, the registrant had 39,242,000 shares of common stock, $0.01 par value, issued and outstanding.

Documents incorporated by reference:  None.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2004	September 30, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$783	$531
Prepaid expenses	35	188
Total current assets	818	719

Property and equipment, net	30	45
Note receivable, including accrued interest	471	—
Investment in KES Holdings	125	125
Assets of discontinued operations	—	5,190

Total assets	$1,444	$6,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$810	$858
Accrued employee compensation	241	266
Accrued expenses	628	613
Current liabilities of discontinued operations	2,437	4,859
Total current liabilities	4,116	6,596

Long-term debt:	4,914	4,913
Preferred stock subject to mandatory redemption; issued and outstanding at June 30, 2004 and September 30, 2003 - 1,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends, or $5,269	5,269	5,269
Total liabilities	14,299	16,778

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value, authorized - 5,000 shares; issued and outstanding at June 30, 2004 and September 30, 2003 - 1,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,850 shares issued and 39,242 outstanding at June 30, 2004 and September 30, 2003, respectively	398	398
Additional paid-in capital	331,200	331,200
Accumulated deficit	(343,624)	(341,468)
Treasury stock, 608 shares, at cost	(829)	(829)
Total stockholders’ deficiency	(12,855)	(10,699)

Total liabilities and stockholders’ deficiency	$1,444	$6,079

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

General and administrative expenses - corporate	$150	$485	$850	$2,012
Depreciation and amortization	5	5	15	15
Loss from operations	(155)	(490)	(865)	(2,027)
Interest income	19	1	30	35
Interest expense	(10)	—	(31)	(905)
Gain on debt settlement	—	—	—	2,800
Loss before provision for income taxes	(146)	(489)	(866)	(97)
Provision (benefit) for income taxes	(1)	4	(14)	8
Loss from continuing operations	(145)	(493)	(852)	(105)
Loss from discontinued operations	(5)	(539)	(482)	(3,172)
Loss on disposal of discontinued operations	—	—	(822)	—
Net loss attributable to common shares	$(150)	$(1,032)	$(2,156)	$(3,277)
Per share of common stock - basic and diluted
From continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.01)
From discontinued operations	—	(0.02)	(0.01)	(0.08)
From disposal of discontinued operations	—	—	(0.02)	—
Net loss per common share - basic and diluted	$(0.00)	$(0.03)	$(0.05)	$(0.09)
Weighted average number of common shares outstanding – basic and diluted	39,242	39,242	39,242	37,564

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

NINE MONTHS ENDED JUNE 30, 2004

(IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount

Balances at October 1, 2003	39,850	$398	$331,200	$(341,468)	$(829)	$(10,699)
Net loss	—	—	—	(2,156)	—	(2,156)
Balances at June 30, 2004	39,850	$398	$331,200	$(343,624)	$(829)	$(12,855)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,156)	$(3,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	482	3,172
Loss on disposal of discontinued operations	822	—
Net change in assets and liabilities of discontinued operations	(199)	38
Provision for doubtful accounts	—	15
Depreciation and amortization	15	15
Gain on disposal of fixed assets	—	(172)
Gain on debt extinguishment	—	(2,800)
Amortization of deferred financing costs	—	239
Amortization of original issue discount on subordinated notes	1	38
Deferred rent	—	(346)
Accrued interest income from note receivable	(27)	291
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Other current assets	153	613
Accounts payable	(49)	279
Accrued expenses	(10)	459
Net cash used in operating activities	(968)	(1,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of BTW assets	820	—
Proceeds from sale of fixed assets	—	106
Principal payment on note receivable	400	—
Other assets	—	(10)
Net cash provided by investing activities	1,220	96

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capitalized lease obligations	—	(48)
Repayment of long-term debt	—	(4,970)
Net cash used in financing activities	—	(5,018)

CASH AND CASH EQUIVALENTS
Net increase (decrease)	252	(6,358)
Balance at beginning of period	531	6,483
Balance at end of period	$783	$125

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of YouthStream Media Networks, Inc. (“YouthStream”), and its wholly-owned inactive subsidiaries, Network Event Theater, Inc. (“NET”), American Passage Media, Inc. (“American Passage”), Beyond the Wall, Inc. (“Beyond the Wall” or “BTW”), and W3T.com, Inc. (“Teen.com”) (collectively, the “Company”).  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

In December 2000, the Company discontinued the operations of CommonPlaces, LLC (“CommonPlaces”), sixdegrees, inc. (“sixdegrees”), CollegeWeb.com, Inc. (“CollegeWeb”), and Invino Corporation (“Invino”).  In August 2002, the Company sold substantially all of its Media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating its Media segment.

In February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary.  Beyond the Wall was engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults.  Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania.

The Company has restated its financial statements to present all such operations as discontinued operations for all periods presented.

As of June 30, 2004, the Company did not have any revenue-generating business operations.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three months and nine months ended June 30, 2004 and 2003, and cash flows for the nine months ended June 30, 2004 and 2003.  The balance sheet as of September 30, 2003 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as amended.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as amended, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The results of operations for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2004.

Going Concern

The Company has incurred recurring operating losses since its inception.  As of June 30, 2004, the Company had an accumulated deficit of $343,624,000, a stockholders’ deficiency of $12,855,000, a working capital deficiency of $3,298,000, and a net loss and negative cash flows from operating activities for the nine months ended June 30, 2004 of $2,156,000 and $968,000, respectively.  The Company also sold its remaining operating business during the nine months ended June 30, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.  The Company’s independent auditors, in their report dated January 5, 2004, included an explanatory paragraph stating that the Company’s recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management intends to continue efforts to settle the Company’s outstanding obligations and minimize operating costs.  The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2004.  However, to the extent the Company’s estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the Company no longer has any revenue-generating business operations.  The Company’s management is considering various strategic alternatives, including the acquisition of one or more new business opportunities, which may be from related or unrelated parties (see “NOTE 5. KES HOLDINGS”).  However, there can be no assurances that such efforts will ultimately be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

2.  DEBT RESTRUCTURING AND AMENDMENTS

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary’s outstanding notes (NET Notes, YSTM Notes and YSTM 2 Note), in the aggregate principal amount of $18,000,000, to cancel those notes.  In exchange for cancellation of the principal due on the old notes, including accrued interest of $2,062,000, the note holders received in aggregate $4,500,000 in cash, redeemable preferred stock with a face value of $4,000,000, and 3,985,000 shares of common stock, valued at $255,000, and $4,000,000 aggregate principal amount of promissory notes issued by the Company’s retail subsidiary, Beyond the Wall, secured by the Company’s pledge of all of its stock in Beyond the Wall.

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

In May 2003, the Company issued options to the three new directors to purchase an aggregate of 700,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years.  In addition, each of the three new directors paid $2,500 ($0.04 per share) in cash to acquire options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase 62,500 shares of such holder’s preferred stock, exercisable at $0.36 per share.  In July 2004, Mr. Diamond irrevocably waived any and all rights related to his option.

The terms and conditions of the January 2003 debt restructuring agreement qualified as a troubled debt restructuring for accounting purposes in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  In determining the proper accounting treatment, the Company evaluated the nature of the economic consequences of each of the three separate transactions for purposes of determining the gain, if any, in connection with the extinguishment of the NET Notes, YSTM Notes and YSTM 2 Note in accordance with SFAS No. 15.

The cancellation of the NET Notes qualified as a full debt settlement whereby in exchange for the extinguishment of the $5,000,000 note and cancellation of accrued interest, the holders received $3,000,000 cash.  As of the settlement date, the adjusted carrying value of the NET Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $5,448,000.  The settlement resulted in a gain of $2,448,000.

The cancellation of the YSTM Notes was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms.  In exchange for the extinguishment of the YSTM Notes, the holder received cash of $1,500,000, 3,486,875 shares of common stock with a fair value of $223,000, 1,000,000 shares of 4% redeemable preferred stock, face value of $4,000,000, including cumulative dividends, totaling $5,269,000, due December 31, 2010, and a $3,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010.  As of the settlement date, the adjusted carrying value of the YSTM Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $11,251,000.  After adjusting for the fair value of the cash and common stock exchanged, the carrying value of the YSTM Notes was $9,528,000.  For purposes of determining the gain on the extinguishment of the YSTM Notes, the redeemable preferred stock was accounted for as a debt instrument given the mandatory redemption features of the security.  The issuance of the $3,000,000 promissory note and the 1,000,000 shares of redeemable preferred stock constituted a continuation of debt with modified terms.  Given that the undiscounted future value of the promissory note and the redeemable preferred stock, including accrued interest and cumulative dividends, was less than the adjusted carrying value of the YSTM Notes extinguished, the Company recognized a gain totaling $306,000 and recorded the value of the promissory note and the redeemable preferred stock at the undiscounted future value of $3,953,000 and $5,269,000, respectively, with no interest expense or accretions in value to be recognized over the remaining life of the promissory note and preferred stock.

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

In total, the Company recognized a gain from the troubled debt restructuring totaling $2,754,000.  The gain was classified as part of continuing operations in accordance with SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000”.  The gain from the transaction resulted in an increase in basic and diluted income per common share of $0.07 for the nine months ended June 30, 2003.

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

3.  DISCONTINUED OPERATIONS

Sale of Assets and Operations of Beyond the Wall, Inc.

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

The Company recognized an aggregate loss on the BTW transaction totaling $822,000.  The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the nine months ended June 30, 2004.  As a result of the sale, the BTW segment operations were discontinued during the three months ended March 31, 2004.

The Company recognized a loss of $565,000 during the nine months ended June 30, 2004 with respect to this transaction before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004.  Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000.  Management elected to recognize the additional loss of $257,000 and to adjust the carrying value of the note receivable resulting from the $400,000 principal pre-payment on April 30, 2004 in the Company’s condensed consolidated financial statements at March 31, 2004.

Sale of Media Assets

On August 5, 2002, following the close of the Company’s then fiscal year-end of June 30, 2002, the Company sold substantially all of its Media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc., for gross proceeds of $7,000,000 plus a working capital adjustment of an additional $283,000, resulting in a gain of approximately $246,000 at the time of sale, which was included in the total gain on disposal of discontinued operations for the three months September 30, 2002.  As of June 30, 2002, the Media segment’s assets and liabilities were classified as held and used, as the criteria to be held for sale under Statement of Financial Accounting Standards (“SFAS”) No. 144 were not met at June 30, 2002.  As a result of the sale, the Media segment operations were discontinued during the three months ended September 30, 2002.

The condensed consolidated financial statements have been reclassified to present the Media operations and the BTW operations as discontinued operations for all periods presented.

The following is a summary of the major classes of assets and liabilities that remain from the Media and BTW operating segments as of June 30, 2004 (unaudited) and September 30, 2003 (in thousands):

	June 30, 2004	September 30, 2003

Assets, net	$0	$5,190
Current liabilities	(2,382)	(4,804)
Capitalized lease obligations	(55)	(55)
Net book value	$(2,437)	$331

Net revenues and loss from discontinued operations for the three months and nine months ended June 30, 2004 and 2003 (unaudited) are summarized as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net revenues	$—	$712	$2,513	$4,032
Loss from discontinued operations	(5)	(539)	(482)	(3,172)
Loss on disposal of discontinued operations	—	—	(822)	—
Loss from discontinued operations	$(5)	$(539)	$(1,304)	$(3,172)

As of June 30, 2004 and September 30, 2003, the Company has accrued liabilities of $2,437,000 and $4,859,000, respectively, remaining from its discontinued businesses.  The accrued liabilities consist primarily of severance, lease payments and other miscellaneous expenses.

4.  STOCK-BASED COMPENSATION

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and the Company is in compliance with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.  The Company does not record compensation expense for rights to purchase shares under its ESOP because it satisfies certain conditions under APB 25.

On June 3, 2004, the Board of Directors appointed Patrick J. Panzarella as a director of the Company and granted him an option to purchase 200,000 shares of common stock exercisable at the closing common stock price on the date of grant of $0.14 per share for a period of seven years.  The option was fully vested upon grant.

The following table presents the effect on net loss and net loss per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common shares, as reported	$(150)	$(1,032)	$(2,156)	$(3,277)
Add: Total stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(25)	(632)	(28)	(1,886)
Net loss, pro forma	$(175)	$(1,664)	$(2,184)	$(5,163)
Basic and diluted net loss per common share, as reported	$(0.00)	$(0.03)	$(0.05)	$(0.09)
Basic and diluted net loss per common share, pro forma	$(0.00)	$(0.04)	$(0.05)	$(0.14)

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months and Nine Months Ended June 30, 2004

Weighted average of expected risk-free interest rate	4.00%
Dividend yield	0%
Expected stock volatility factor	1.002
Expected years to exercise date	7.0 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

5.  KES HOLDINGS

In September 2003, the Company announced that it made a capital contribution of $125,000 for a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company (“KES Holdings”), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company (“KES”), consisting of a steel mini-mill located in Ashland, Kentucky.  On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company (“KES Acquisition”), completed the acquisition of the steel-mini-mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000.  KES ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.  The steel-mini-mill has been in operation for approximately 50 years, and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished steel mini-mill has been generating revenues since early 2004.

In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company, which is a broker-dealer registered with the Securities and Exchange Commission and an NASD member (“Libra”), consisting of Libra’s parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the “Ravich Trust”).  Robert Scott Fritz, a director of the Company, is also an investor in KES Holdings.  Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra’s parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings.  Hal G. Byer, a director of the Company, is a Senior Vice President of Libra, and by virtue of his employment with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra’s parent entity.  The contributions of the members of KES Holdings were used in part to fund the purchase price of the steel mini-mill, with the balance used for start-up costs, working capital purposes and deferred maintenance of the steel mini-mill.

Effective July 18, 2004, the Company entered into a preliminary letter of intent with KES Holdings to acquire KES Acquisition.  In conjunction with the proposed acquisition, the Company will form a new subsidiary in which it will own 80.01% of the outstanding common stock, and will capitalize that subsidiary with $500,000.  In connection with the acquisition, the new subsidiary is expected to issue (i) $25 million of its non-convertible non-voting redeemable preferred stock with a redemption price equal to $25 million and a 13% annual cumulative dividend and (ii) senior subordinated promissory notes in the aggregate principal amount of $40 million with an annual interest rate of 8% to holders of KES Holdings, excluding the Company.  The remaining 19.99% common stock interest in the new subsidiary will be owned by KES Holdings and other persons or entities that, prior to the acquisition, were investors in KES Holdings.

The letter of intent is subject to, among other conditions, satisfactory completion of due diligence, negotiation, preparation and execution of definitive transaction documents, preparation of consolidated financial statements, compliance with state and federal securities laws and regulations, and receipt of requisite corporate approvals.  The transaction is expected to close in the fourth calendar quarter of 2004.  However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. Furthermore, even if the transaction is completed, there can be no assurances that the future operations of the steel mini-mill will be successful.

The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company.  The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company exercisable through August 31, 2008, 400,000 of which are exercisable at $0.11 per share and 100,000 of which are exercisable at $0.16 per share.

In May 2003, the Company’s three directors who were appointed at the closing of the January 2003 debt restructuring each paid $2,500 ($0.04 per share) to acquire an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company’s preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events.   In July 2004, Mr. Diamond irrevocably waived any and all rights related to his option.

6.  LEGAL

The Company and/or its Beyond the Wall subsidiary are defendants in various lawsuits and claims from various trade creditors seeking damages aggregating approximately $225,000.  The Company evaluates its response in each situation based on the particular facts and circumstances of a claim.  Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets.  The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at June 30, 2004.

In addition, certain landlords have commenced litigation against the Company with respect to stores which the Company’s Beyond the Wall subsidiary had previously vacated in advance of the expiration dates of the respective store leases and/or had failed to pay rent when due.  The Company intends to negotiate with the landlords to settle the lease termination liabilities and has sufficiently accrued for the exposure from lease termination costs.

As a result of the Company’s current financial situation, the costs of defending these proceedings and diversion of management’s attention to these matters, the outcome of such proceedings could have a material adverse effect on the Company’s financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions.  These forward-looking statements include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto presented elsewhere in this document.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

General Overview:

In December 2000, the Company discontinued the operations of CommonPlaces, LLC (“CommonPlaces”), sixdegrees, inc. (“sixdegrees”), CollegeWeb.com, Inc. (“CollegeWeb”), and Invino Corporation (“Invino”).  In August 2002, the Company sold substantially all of its Media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating its Media segment.

In February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary.  Beyond the Wall was engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults.  Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania.

The Company has restated its financial statements to present all such operations as discontinued operations for all periods presented.

As of June 30, 2004, the Company did not have any revenue-generating business operations.

Going Concern:

The Company has incurred recurring operating losses since its inception.  As of June 30, 2004, the Company had an accumulated deficit of $343,624,000, a stockholders’ deficiency of $12,855,000, a working capital deficiency of $3,298,000, and a net loss and negative cash flows from operating activities for the nine months ended June 30, 2004 of $2,156,000 and $968,000, respectively.  The Company also sold its remaining operating business during the nine months ended June 30, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.  The Company’s independent auditors, in their report dated January 5, 2004, included an explanatory paragraph stating that the Company’s recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management intends to continue efforts to settle the Company’s outstanding obligations and minimize operating costs.  The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2004.  However, to the extent the Company’s estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations.   In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the Company no longer has any revenue-generating business operations.  The Company’s management is considering various strategic alternatives, including the acquisition of one or more new business opportunities, which may be from related or unrelated parties (see “KES Holdings”).  However, there can be no assurances that such efforts will ultimately be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

Debt Restructuring and Amendments:

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary’s outstanding notes (NET Notes, YSTM Notes and YSTM 2 Note), in the aggregate principal amount of $18,000,000, to cancel those notes.  In exchange for cancellation of the principal due on the old notes, including accrued interest of $2,062,000, the note holders received in aggregate $4,500,000 in cash, redeemable preferred stock with a face value of $4,000,000, and 3,985,000 shares of common stock, valued at $255,000, and $4,000,000 aggregate principal amount of promissory notes issued by the Company’s retail subsidiary, Beyond the Wall, secured by the Company’s pledge of all of its stock in Beyond the Wall.

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

In May 2003, the Company issued options to the three new directors to purchase an aggregate of 700,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years.  In addition, each of the three new directors paid $2,500 ($0.04 per share) in cash to acquire options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase 62,500 shares of such holder’s preferred stock, exercisable at $0.36 per share.  In July 2004, Mr. Diamond irrevocably waived any and all rights related to his option.

The terms and conditions of the January 2003 debt restructuring agreement qualified as a troubled debt restructuring for accounting purposes in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  In determining the proper accounting treatment, the Company evaluated the nature of the economic consequences of each of the three separate transactions for purposes of determining the gain, if any, in connection with the extinguishment of the NET Notes, YSTM Notes and YSTM 2 Note in accordance with SFAS No. 15.

The cancellation of the NET Notes qualified as a full debt settlement whereby in exchange for the extinguishment of the $5,000,000 note and cancellation of accrued interest, the holders received $3,000,000 cash.  As of the settlement date, the adjusted carrying value of the NET Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $5,448,000.  The settlement resulted in a gain of $2,448,000.

The cancellation of the YSTM Notes was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms.  In exchange for the extinguishment of the YSTM Notes, the holder received cash of $1,500,000, 3,486,875 shares of common stock with a fair value of $223,000, 1,000,000 shares of 4% redeemable preferred stock, face value of $4,000,000, including cumulative dividends, totaling $5,269,000, due December 31, 2010, and a $3,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010.  As of the settlement date, the adjusted carrying value of the YSTM Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $11,251,000.  After adjusting for the fair value of the cash and common stock exchanged, the carrying value of the YSTM Notes was $9,528,000.  For purposes of determining the gain on the extinguishment of the YSTM Notes, the redeemable preferred stock was accounted for as a debt instrument given the mandatory redemption features of the security.  The issuance of the $3,000,000 promissory note and the 1,000,000 shares of redeemable preferred stock constituted a continuation of debt with modified terms.  Given that the undiscounted future value of the promissory note and the redeemable preferred stock, including accrued interest and cumulative dividends, was less than the adjusted carrying value of the YSTM Notes extinguished, the Company recognized a gain totaling $306,000 and recorded the value of the promissory note and the redeemable preferred stock at the undiscounted future value of $3,953,000 and $5,269,000, respectively, with no interest expense or accretions in value to be recognized over the remaining life of the promissory note and preferred stock.

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

In total, the Company recognized a gain from the troubled debt restructuring totaling $2,754,000.  The gain was classified as part of continuing operations in accordance with SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000”.  The gain from the transaction resulted in an increase in basic and diluted income per common share of $0.07 for the nine months ended June 30, 2003.

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

Sale of Assets and Operations of Beyond the Wall, Inc.:

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

The Company recognized an aggregate loss on the BTW transaction totaling $822,000.  The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the nine months ended June 30, 2004.  As a result of the sale, the BTW segment operations were discontinued during the three months ended March 31, 2004.

The Company recognized a loss of $565,000 during the nine months ended June 30, 2004 with respect to this transaction before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004.  Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000.  Management elected to recognize the additional loss of $257,000 and to adjust the carrying value of the note receivable resulting from the $400,000 principal pre-payment on April 30, 2004 in the Company’s condensed consolidated financial statements at March 31, 2004.

KES Holdings:

In September 2003, the Company announced that it made a capital contribution of $125,000 for a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company (“KES Holdings”), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company (“KES”), consisting of a steel mini-mill located in Ashland, Kentucky.  On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company (“KES Acquisition”), completed the acquisition of the steel-mini-mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000.  KES ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.  The steel-mini-mill has been in operation for approximately 50 years, and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished steel mini-mill has been generating revenues since early 2004.

In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company, which is a broker-dealer registered with the Securities and Exchange Commission and an NASD member (“Libra”), consisting of Libra’s parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the “Ravich Trust”).  Robert Scott Fritz, a director of the Company, is also an investor in KES Holdings.  Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra’s parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings.  Hal G. Byer, a director of the Company, is a Senior Vice President of Libra,

and by virtue of his employment with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra’s parent entity.  The contributions of the members of KES Holdings were used in part to fund the purchase price of the steel mini-mill, with the balance used for start-up costs, working capital purposes and deferred maintenance of the steel mini-mill.

Effective July 18, 2004, the Company entered into a preliminary letter of intent with KES Holdings to acquire KES Acquisition.  In conjunction with the proposed acquisition, the Company will form a new subsidiary in which it will own 80.01% of the outstanding common stock, and will capitalize that subsidiary with $500,000.  In connection with the acquisition, the new subsidiary is expected to issue (i) $25 million of its non-convertible non-voting redeemable preferred stock with a redemption price equal to $25 million and a 13% annual cumulative dividend and (ii) senior subordinated promissory notes in the aggregate principal amount of $40 million with an annual interest rate of 8% to holders of KES Holdings, excluding the Company.  The remaining 19.99% common stock interest in the new subsidiary will be owned by KES Holdings and other persons or entities that, prior to the acquisition, were investors in KES Holdings.

The letter of intent is subject to, among other conditions, satisfactory completion of due diligence, negotiation, preparation and execution of definitive transaction documents, preparation of consolidated financial statements, compliance with state and federal securities laws and regulations, and receipt of requisite corporate approvals.  The transaction is expected to close in the fourth calendar quarter of 2004.  However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. Furthermore, even if the transaction is completed, there can be no assurances that the future operations of the steel mini-mill will be successful.

The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company.  The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company exercisable through August 31, 2008, 400,000 of which are exercisable at $0.11 per share and 100,000 of which are exercisable at $0.16 per share.

In May 2003, the Company’s three directors who were appointed at the closing of the January 2003 debt restructuring each paid $2,500 ($0.04 per share) to acquire an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company’s preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events.   In July 2004, Mr. Diamond irrevocably waived any and all rights related to his option.

Critical Accounting Policies:

The Company prepared its financial statements in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

Impairment of Assets:

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

Income Taxes:

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

Results of Operations – Three Months and Nine Months Ended June 30, 2004 and 2003:

The Company’s only business operations for the nine months ended June 30, 2004 and the three months and nine months ended June 30, 2003 consisted of the operations of Beyond the Wall, which are presented as discontinued operations in the accompanying condensed consolidated financial statements.  As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the operating categories related to Beyond the Wall as discussed below did not continue after the three months ended March 31, 2004.

For the three months ended June 30, 2004, corporate general and administrative expenses were $150,000 as compared to $485,000 for the three months ended June 30, 2003.  The decrease of $335,000 was due to various cost reductions, including reduced corporate personnel, in 2004 as compared to 2003.

For the nine months ended June 30, 2004, corporate expenses were $850,000 as compared to $2,012,000 for the nine months ended June 30, 2003.  The decrease of $1,162,000 was due to various cost reductions, including reduced corporate personnel, in 2004 as compared to 2003.

For the three months ended June 30, 2004 and 2003, depreciation and amortization expense was $5,000.

For the nine months ended June 30, 2004 and 2003, depreciation and amortization expense was $15,000.

For the three months ended June 30, 2004, interest income was $19,000, as compared to $1,000 for the three months ended June 30, 2003.

For the nine months ended June 30, 2004, interest income was $30,000, as compared to $35,000 for the nine months ended June 30, 2003.

For the three months ended June 30, 2004, interest expense was $10,000.  The Company did not have an interest expense for the three months ended June 30, 2003.

For the nine months ended June 30, 2004, interest expense was $31,000, as compared to $905,000 for the nine months ended June 30, 2003.  The decrease of $874,000 was primarily related to the decrease in long-term debt as a result of the debt restructuring in January 2003.

For the three months ended June 30, 2004, loss from discontinued operations was $5,000, as compared to a loss of $539,000 for the three months ended June 30, 2003.  The decrease was attributable primarily to the net operating results of BTW, which were reported as a discontinued operation as a result of the sale of its assets and operations in February 2004.

For the nine months ended June 30, 2004, loss from discontinued operations was $482,000, as compared to a loss of $3,172,000 for the nine months ended June 30, 2003.  The decrease was attributable primarily to the net operating results of BTW, which were reported as a discontinued operation as a result of the sale of its assets and operations in February 2004.   The decrease of $2,690,000 was primarily due to savings from payroll-related expenses in connection with the closing of retail stores in fiscal 2003, a decrease in one-time charges in connection with the closing of retail stores during the nine months ended June 30, 2003, and a gain recognized from the reversal of an accrual for lease termination costs during the three months ended December 31, 2003, offset in part by a decrease in net revenues and an increase in insurance costs for the nine months ended June 30, 2004.

For the nine months ended June 30, 2004, loss on disposal of discontinued operations was $822,000.  This loss represents the net loss on the sale of the BTW assets and operations completed in February 2004.

Liquidity and Capital Resources – June 30, 2004:

To date, the Company has financed its operations primarily through the sale of equity securities and debt.  As of June 30, 2004, the Company had $783,000 in cash, an increase of $252,000 from September 30, 2003, and had no revenue-generating operations.

The Company’s management intends to continue efforts to settle the Company’s outstanding obligations and minimize operating costs.  The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2004.  However, to the extent the Company’s estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations.  In such event, the Company may be required to consider a formal or informal restructuring or reorganization.  The Company is also considering a wide range of business opportunities, which may require additional capital to acquire and/or operate.

During the nine months ended June 30, 2004, excluding discontinued operations, the Company used $968,000 of cash in operating activities, as compared to $1,436,000 of cash used in operating activities for the nine months ended June 30, 2003.  The reduction in cash utilized in operating activities in 2004 as compared to 2003 was primarily a result of a reduction in corporate general and administrative expenses.

During the nine months ended June 30, 2004, the Company generated $1,220,000 from investing activities, as a result of proceeds from the sale of the BTW assets and operations and a $400,000 principal reduction payment received on April 30, 2004 from the holder of the promissory note issued as part of the BTW sale transaction.  During the nine months ended June 30, 2003, the Company generated $96,000 from investing activities relating primarily to proceeds from the sale of fixed assets.

During the nine months ended June 30, 2003, the Company used $5,018,000 in financing activities, relating primarily to the $470,000 payment to settle the Wells Fargo Equipment Note and the aggregate $4,500,000 payment as part of the debt restructuring completed in January 2003.

As a result of the sale of the BTW assets and operations in February 2004, the Company does not have any material principal commitments relating to operating leases at June 30, 2004.

The Company does not have any material commitments for capital expenditures at June 30, 2004.

Principal Commitments:

A summary of the Company’s contractual cash obligations as of June 30, 2004 is as follows:

	Payments Due by Period
Contractual cash obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Promissory notes ($4 million face value), including accrued interest(a)	$5,010,000	$—	$—	$—	$5,010,000
Redeemable preferred stock ($4 million face value), including accrued dividends	5,269,000	—	—	—	5,269,000
Total contractual cash obligations	$10,279,000	$—	$—	$—	$10,279,000

(a) The contractual cash obligation for the promissory notes of $5,010,000 differs from the amount presented on the balance sheet of $4,913,000 because the balance sheet amount includes an original issue discount of $40,000 and excludes accrued interest of $57,000, which is classified as part of accrued expenses on the balance sheet at June 30, 2004.

Off-Balance Sheet Arrangements:

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at June 30, 2004.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk:

The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

The Company does not have any foreign currency risk, as its operating expenses, as well as its debt obligations, are denominated and settled in United States dollars.

Interest Rate Risk:

The Company’s investments are classified as cash and cash equivalents and debt securities with original maturities of three months or less.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by the Company.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and/or its Beyond the Wall subsidiary are defendants in various lawsuits and claims from various trade creditors seeking damages aggregating approximately $225,000.  The Company evaluates its response in each situation based on the particular facts and circumstances of a claim.  Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets.  The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at June 30, 2004.

In addition, certain landlords have commenced litigation against the Company with respect to stores which the Company’s Beyond the Wall subsidiary had previously vacated in advance of the expiration dates of the respective store leases and/or had failed to pay rent when due.  The Company intends to negotiate with the landlords to settle the lease termination liabilities and has sufficiently accrued for the exposure from lease termination costs.

As a result of the Company’s current financial situation, the costs of defending these proceedings and diversion of management’s attention to these matters, the outcome of such proceedings could have a material adverse effect on the Company’s financial condition or operating results, including its ability to restructure its debts without seeking bankruptcy protection or being the subject of an involuntary bankruptcy petition, or its ability to continue as a going concern.

ITEM 5.  OTHER INFORMATION

On June 3, 2004, the Board of Directors appointed Patrick J. Panzarella as a director of the Company and granted him an option to purchase 200,000 shares of common stock exercisable at the closing common stock price on the date of grant of $0.14 per share for a period of seven years.  The option was fully vested upon grant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)         Reports on Form 8-K:

On July 20, 2004, the Company filed a Current Report on Form 8-K to report that it had entered into a preliminary letter of intent with KES Holdings, LLC to acquire KES Acquisition Company, LLC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUTHSTREAM MEDIA NETWORKS, INC.

DATE: August 12, 2004	BY:
/s/ Jonathan V. Diamond
Jonathan V. Diamond
Chief Executive Officer

BY:
DATE: August 12, 2004	/s/ Robert N. Weingarten
Robert N. Weingarten
Chief Financial Officer

INDEX TO EXHIBITS

3.8	Amendment to By-Laws dated July 9, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Jonathan V. Diamond

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Robert N. Weingarten

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002