Form 10-K
period 2004-09-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2005-01-13
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-27556

YOUTHSTREAM MEDIA NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4082185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
244 Madison Avenue, PMB #358, New York, New York (Address of Principal Executive Offices)	10016 (Zip Code)

(212) 883-0083

(Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

Yes          No

As of December 31, 2004, there were 39,242,000 shares of the registrant's common stock outstanding.

As of December 31, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant was $14,044,455 (based on the closing price of the registrant's common stock on such date of $0.45 per share).

Documents incorporated by reference: None.

YOUTHSTREAM MEDIA NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning future liquidity and financing requirements and plans to make acquisitions, dispositions or strategic investments.

Certain information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could", "expects", "may", "anticipates", "believes", "estimates", "plans", and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, management's success in settling the Company's outstanding obligations, ability to acquire new business opportunities, results of litigation, failure to retain and recruit key employees, adverse economic conditions, acts of war or global terrorism, and unexpected natural disasters. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

OVERVIEW

Prior to August 2002, YouthStream Media Networks, Inc. ("YouthStream" or the "Company") had two reporting segments: media and retail. The media segment represented the Company's media, marketing and promotional services provided to advertisers by Network Event Theater, Inc. ("NET") and American Passage Media, Inc. ("American Passage"). In August 2002, the Company sold substantially all of the assets and certain liabilities from this segment to Cass Communications, Inc., a subsidiary of Alloy, Inc., for a purchase price of $7 million in cash. The Company discontinued any remaining media operations at such time. The retail segment consisted of on-campus, online and retail store poster sales provided by its Beyond the Wall subsidiary. In February 2004, the Company sold substantially all of the assets, subject to certain liabilities, of this segment and discontinued its operation (see below). As of September 30, 2004, the Company did not have any revenue-generating business operations.

The Company's management intends to continue efforts to settle the Company's outstanding obligations and minimize operating costs. In addition, the Company's management is exploring various strategic alternatives, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

In July 2004, the Company entered into a letter of intent to acquire a steel mini-mill located in Ashland, Kentucky (see below). If the Company is able to complete this transaction, the Company expects to utilize all or most of its available cash resources to fund such endeavor.

The Company believes that its current available cash resources will be adequate to fund its current limited level of operations through its fiscal year ended September 30, 2005. However, to the extent the Company's estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund its ongoing obligations. In such event, the Company may be required to seek other funding and/or consider a formal or informal restructuring or reorganization.

In July 2003, the Company, pursuant to a board resolution dated June 27, 2003, changed its fiscal year end from June 30 to September 30. The presentation of fiscal year 2003 contained in this Annual Report on Form 10-K represents the twelve month period October 1, 2002 through September 30, 2003. The transition period for the three month period July 1, 2002 through September 30, 2002 (the "Transition Period") is reported separately in this Annual Report on Form 10-K.

DEBT RESTRUCTURING

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary's outstanding notes (NET Notes, YSTM Notes and YSTM 2 Note), in the aggregate principal amount of $18,000,000, to cancel those notes. In exchange for cancellation of all of the principal due on the old notes, including accrued interest of $2,062,000, the note holders received in aggregate $4,500,000 in cash, redeemable preferred stock with a face value of $4,000,000 and 3,985,000 shares of common stock, valued at $255,000, and $4,000,000 aggregate principal amount of promissory notes issued by the Company's retail subsidiary, Beyond the Wall, Inc., formerly secured by the Company's pledge of all of its stock in Beyond the Wall.

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

In May 2003, the Company issued options to the three new directors to purchase an aggregate of 700,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years. In addition, each of the three new directors paid $2,500 ($0.04 per share) in cash to acquire options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase 62,500 shares of such holder's preferred stock, exercisable at $0.36 per share. In July 2004, Mr. Diamond irrevocably waived any and all rights related to this option.

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

The cancellation of the YSTM Notes was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms. In exchange for the extinguishment of the YSTM Notes, the holder received $1,500,000 cash, 3,486,875 shares of common stock with a fair value of $223,000, 1,000,000 shares of 4% redeemable preferred stock with a face value of $4,000,000, including cumulative dividends, totaling $5,269,000, due December 31, 2010, and a $3,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010. As of the settlement date, the adjusted carrying value of the YSTM Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $11,251,000. After adjusting for the fair value of the cash and common stock exchanged, the carrying value of the YSTM Notes was $9,528,000. For purposes of determining the gain on the extinguishment of the YSTM Notes, the redeemable preferred stock was accounted for as a debt instrument given the mandatory redemption features of the security. The issuance of the $3,000,000 promissory note and the 1,000,000 shares of redeemable preferred stock constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note and the redeemable preferred stock, including accrued interest and cumulative dividends, was less than the adjusted carrying value of the YSTM Notes extinguished, the Company recognized a gain totaling $306,000 and recorded the value of the promissory note and the redeemable preferred stock at the undiscounted future value of $3,953,000 and $5,269,000, respectively, with no interest expense or accretion in value to be recognized over the remaining life of the promissory note and preferred stock.

The cancellation of the YSTM 2 Note was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms. In exchange for the extinguishment of the YSTM 2 Note, the holder received 498,125 shares of the Company's common stock with a fair value of $32,000 and a $1,000,000 promissory note bearing interest at 4% per annum, with principal and accrued interest due December 31, 2010. As of the settlement date, the adjusted carrying value of the YSTM 2 Note, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $991,000. After adjusting for the fair value of the common shares exchanged, the carrying value of the YSTM 2 Note was $960,000. The issuance of the $1,000,000 promissory note constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note, including principal and interest, was greater than the adjusted carrying value of the YSTM 2 Note extinguished, the Company recognized no gain. The promissory note was revalued at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

In total, the Company recognized a gain from the troubled debt restructuring of approximately $2,800,000. The gain was classified as part of continuing operations in accordance with SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000". The gain from the transaction resulted in a reduction in basic and diluted loss per common share of $0.07 for the year ended September 30, 2003.

During June 2003, the Company amended the original provisions of the $4,000,000 of promissory notes issued in conjunction with the January 24, 2003 restructuring to provide for the following:

a.	Beyond the Wall was replaced by the Company as the issuer of the notes, and was released from any liability with respect to the notes.

b.	The note holders agreed to convert the notes from secured to unsecured, and to release their security interest in all of the outstanding common stock of Beyond the Wall.

c.	The note holders agreed to delete all provisions in the notes requiring the issuer of the notes to make mandatory prepayments based on the occurrence of certain events.

d.	The note holders agreed to delete provisions in the notes prohibiting the issuer from: (i) incurring any indebtedness for borrowed money; (ii) selling, or entering into any agreement to sell, all or substantially all of the assets or all or substantially all of the capital stock of the issuer; or (iii) entering into any transaction with an affiliate, other than transactions with the Company, Network Event Theater, Inc. and/or their successors, that have fair and reasonable terms which are no less favorable to the issuer than would be obtained in a comparable arms-length transaction with a person or entity that is not an affiliate.

RECENT EVENTS

The Company underwent significant changes during the fiscal year ended September 30, 2004 as described below:

Sale of Retail Segment

Effective February 25, 2004, the Company's wholly-owned subsidiary, Beyond the Wall, Inc. ("BTW"), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW), for $1,920,000, consisting of a cash payment of $820,000 and a subordinated secured promissory note (the "Note") for $1,100,000, with interest at 10% per annum, due October 31, 2006. The buyer had the right to make certain optional principal pre-payments on the Note by June 30, 2004, which would result in the principal balance of the Note being adjusted downward, in excess of such principal pre-payments, based on an agreed-upon sliding scale as set forth in the Note.

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the Note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note.

The Company initially recognized a loss of $565,000 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the year ended September 30, 2004. As a result of the sale, the retail segment operations were discontinued during the year ended September 30, 2004.

Investment in KES Holdings

In September 2003, the Company announced that it made an investment of $125,000 for a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a non-operating steel mini-mill located in Ashland, Kentucky. On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the steel-mini-mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000. KES ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003. The steel mini-mill had been in operation for approximately 50 years, and was refurbished by KES Acquisition subsequent to its acquisition. The refurbished steel mini-mill has been generating revenues since early 2004.

In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company, which is a broker-dealer registered with the Securities and Exchange Commission and an NASD member ("Libra"), consisting of Libra's parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the "Ravich Trust"). Robert Scott Fritz, one of the directors of the Company, is also an investor in KES Holdings. Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra's parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings. Hal G. Byer, a director of the Company, is a Senior Vice President of Libra, and by virtue of his employment with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra's parent entity. The contributions of the members of KES Holdings were used in part to fund the purchase price of the steel mini-mill, with the balance used for start-up costs, working capital purposes and payment of deferred maintenance of the steel mini-mill.

Effective July 18, 2004, the Company entered into a preliminary letter of intent with KES Holdings to acquire KES Acquisition. In conjunction with the proposed acquisition, the Company will form a new subsidiary in which it will own 80.01% of the total outstanding common stock and 100% of the voting common stock, and will capitalize that subsidiary with $500,000. In connection with the acquisition, the new subsidiary is expected to issue to the owners of KES Acquisition in exchange for 100% of their equity interest in KES Acquisition (i) $25,000,000 of its non-convertible non-voting redeemable preferred stock with a redemption price equal to $25,000,000 and a 13% annual cumulative dividend and (ii) senior subordinated promissory notes in the aggregate principal amount of $40,000,000 with an annual interest rate of 8%. As part of this transaction, the remaining 19.99% common stock interest in the new subsidiary will be owned by the former owners of KES Acquisition.

The letter of intent is subject to, among other conditions, negotiation, preparation and execution of definitive transaction documents, preparation of consolidated financial statements, compliance with state and federal securities laws and regulations, and receipt of requisite corporate approvals. The transaction is expected to close in the first calendar quarter of 2005. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. Furthermore, even if the transaction is completed, there can be no assurances that the future operations of the steel mini-mill will be successful.

Through September 30, 2004, the Company incurred $175,000 in professional fees with respect to this transaction, which the Company has presented as deferred costs in the consolidated balance sheet at September 30, 2004. These costs will be accounted for as part of the purchase consideration if and when this transaction is completed. If the Company does not complete this transaction, these costs will be charged to operations in the period that the Company's efforts to complete this transaction are terminated.

The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company. The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company exercisable through August 31, 2008, 400,000 of which are exercisable at $0.11 per share and 100,000 of which are exercisable at $0.16 per share.

In May 2003, the Company's three directors who were appointed at the closing of the January 2003 debt restructuring each paid $2,500 ($0.04 per share) to acquire an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company's preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events. In July 2004, Mr. Diamond irrevocably waived any and all rights related to his option.

MEDIA BUSINESS

As a result of the sale of its media segment effective August 5, 2002, the Company did not operate this segment during the fiscal year ended September 30, 2004.

RETAIL BUSINESS

As described above, in February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary. The Beyond the Wall subsidiary was in the business of selling decorative wall posters, frames and related items to teenagers and young adults at on-campus sales events, through its chain of retail stores, and via the Internet. Beyond the Wall purchased merchandise from major vendors located primarily in the United Kingdom and the United States and served as a distributor of posters and did not retain any licensing rights to the poster titles. In fiscal 2004, the Company's retail segment generated 100% of its operating revenues, which were classified as discontinued operations in the consolidated statement of operations.

PERSONNEL

As of September 30, 2004, the Company had three persons, including its Chief Executive Officer and its Chief Financial Officer, performing services dedicated primarily to general corporate matters, including management of the Company, maintenance of the corporate entity, review of strategic options, acquisition negotiations, and settlement of debts and obligations.

ITEM 2. PROPERTIES

At September 30, 2003, the Company's real estate properties resided within its Beyond the Wall subsidiary. Beyond the Wall owned a warehouse containing office space in Stroudsburg, Pennsylvania, where the Company's retail operations were headquartered.

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

As of September 30, 2003, Beyond the Wall had vacated non-performing stores in Augusta, Georgia; Berkeley, California, Charlottesville, Virginia; Chesapeake, Virginia; Cincinnati, Ohio; Cleveland, Ohio; Chicago, Illinois; Nanuet, New York; and Yorktown Heights, New York, in advance of the termination dates for the leases governing these stores, and was seeking to negotiate settlements of these liabilities where possible.

As the result of the sale of the retail business to Clive Corporation, Inc. and 1903 West Main Street Realty Management, LLC in February 2004, all of the real estate properties and retail store leases were transferred to the buyer.

At September 30, 2004, the Company no longer owned any real estate or had any leases.

At September 30, 2004, approximately $432,000 in lease obligations were classified as current liabilities. These leases relate to obligations for which the Company is still liable, although the premises are no longer occupied or assets to which they apply were previously written off. Of the total, approximately $141,000 applies to continuing operations, and approximately $291,000 relates to discontinued operations.

ITEM 3. LEGAL PROCEEDINGS

During fiscal 2003, the Company was involved in an arbitration filed in New York by the Company's former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company reached an agreement in October 2003 to settle the dispute for nominal consideration.

The Company and/or its former subsidiary, Beyond the Wall, are also defendants in various other lawsuits and claims from various trade creditors and former landlords seeking damages aggregating approximately $300,000. Certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at September 30, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on September 27, 2004, at which the stockholders of the Company approved the re-election of Jonathan V. Diamond and Robert Scott Fritz to the Board of Directors and ratified the appointment of Weinberg & Company, P.A. as the Company's independent auditors. The tabulation of the votes cast at such meeting was as follows:

1. Election of Directors	Votes For	Votes Withheld

Election of Robert Scott Fritz	34,932,813	65,076
Election of Jonathan V. Diamond	34,918,213	79,676

2. Ratification of Appointment of Auditors	Votes For	Votes Against	Votes Abstain	Broker unvoted

	34,953,941	22,192	21,755	1

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the OTC Bulletin Board under the symbol "YSTM". The following table sets forth the high and low closing bid prices for the common stock as provided by America Online. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2004
First Quarter 12/31/03	0.32	0.12
Second Quarter 3/31/04	0.27	0.16
Third Quarter 6/30/04	0.17	0.11
Fourth Quarter 9/30/04	0.27	0.14
Fiscal 2003
First Quarter 12/31/02	0.24	0.02
Second Quarter 3/31/03	0.11	0.03
Third Quarter 6/30/03	0.10	0.03
Fourth Quarter 9/30/03	0.24	0.10

As of December 31, 2004, there were approximately 226 holders of record of the Company's common stock. To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The board of directors does not intend to declare any dividends in the foreseeable future but instead intends to retain earnings for use in the Company's business operations.

Equity Compensation Plan Information

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,205,404	$0.16	3,794,596
Equity compensation plans not approved by security holders	—	—	—
Total	1,205,404	$0.16	3,794,596

As of December 31, 2004, 5,000,000 options were authorized under the 2000 Plan, and options to purchase 1,205,404 shares were outstanding and 3,794,596 options were available for future grants.

RECENT SALES OF UNREGISTERED SECURITIES

During October 2003, the Company issued an option to purchase 50,000 shares of common stock to Jonathan V. Diamond, the Company's Chief Executive Officer, exercisable through October 2010 at $0.26 per share, which was the fair market value on the date of issuance.

On June 3, 2004, the Board of Directors appointed Patrick J. Panzarella as a director of the Company and granted him an option to purchase 200,000 shares of common stock exercisable at the closing common stock price on the date of grant of $0.14 per share for a period of seven years.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's consolidated financial statements and notes thereto included elsewhere in this document. The Company has restated its selected financial data to reflect its business operations sold during the periods presented as discontinued operations.

(amounts in thousands, except per share amounts)

	Years Ended September 30,		Three Months Ended September 30, 2002	Years Ended June 30,
	2004	2003		2002	2001	2000
Net loss
Loss from continuing operations	$(994)	$(831)	$(2,783)	$(9,128)	$(9,941)	$(40,688)
Gain (loss) from discontinued operations	$(1,372)	$(2,297)	$604	$(11,384)	$(227,862)	$(9,200)
Net loss	$(2,366)	$(3,128)	$(2,179)	$(20,512)	$(237,803)	$(49,888)
Total assets	$1,505	$6,079	$18,978	$19,987	$48,706	$276,445
Long-term debt and capital lease obligations, less current portion	$4,914	$4,913	$38	$113	$18,635	$18,815
Net loss – basic and diluted
Loss from continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.30)	$(0.34)	$(1.93)
Gain (loss) from discontinued operations	$(0.03)	$(0.06)	$0.01	$(0.37)	$(7.77)	$(0.43)
Net loss	$(0.06)	$(0.08)	$(0.07)	$(0.67)	$(8.11)	$(2.36)
Weighted average shares of common stock outstanding – basic and diluted	39,242	37,987	33,008	30,414	29,334	21,111

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of the change in 2003 in the Company's fiscal year end from June 30 to September 30, the following financial analysis compares the fiscal years ended September 30, 2004, September 30, 2003 and June 30, 2002.

Overview:

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

In February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall was engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania. Beyond the Wall's operations have been presented as a discontinued operation in the consolidated financial statements for all periods presented.

The consolidated financial statements for the fiscal years ended September 30, 2003 and June 30, 2002, and for the three months ended September 30, 2002, have been restated to reflect discontinued operations as a result of the businesses disposed of through September 30, 2004, including the sale of the media segment on August 5, 2002 and the retail segment on February 25, 2004. Accordingly, all of the Company's operations have been presented as discontinued operations in the consolidated financial statements for the years ended September 30, 2004 and 2003 and June 30, 2002, and the three months ended September 30, 2002.

Going Concern:

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,000, a stockholders' deficiency of $13,065,000, a working capital deficiency of $3,453,000, and a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,366,000 and $901,000, respectively, and has insufficient capital to fund all of its obligations. In August and September 2002, the Company defaulted on approximately $18,000,000 of its long-term debt. In addition, during the year ended September 30, 2004, the Company sold its remaining operating business, as a result of which the Company did not have any revenue-generating business operations at September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's management intends to continue efforts to settle the Company's outstanding obligations and minimize operating costs. The Company believes that its current available cash resources will be adequate to fund its current limited level of operations through its fiscal year ended September 30, 2005. However, to the extent the Company's estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund its ongoing obligations. In such event, the Company may be required to seek other funding and/or consider a formal or informal restructuring or reorganization.

As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the Company did not have any revenue-generating business operations at September 30, 2004. In July 2004, the Company entered into a letter of intent to acquire a steel mini-mill located in Ashland, Kentucky. If the Company is able to complete this transaction, the Company expects to utilize all or most of its available cash resources to fund such endeavor, and will therefore need to obtain additional operating capital to fund corporate general and administrative expenses either through internal or external resources.

The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

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

Impairment of Assets

The Company periodically evaluates its non-current assets for potential impairment indicators. The Company's judgments regarding the potential impairment are based on legal factors, market conditions and operational performance indicators, among others. Future events could cause us to conclude that impairment indicators exist and that such assets (primarily investments, notes receivable and fixed assets) are impaired.

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

RESULTS OF OPERATIONS

The following presents the results of operations of the Company's Beyond the Wall subsidiary, the assets and operations of which were sold in February 2004, as a discontinued operation.

YEAR ENDED SEPTEMBER 30, 2004 AS COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

For the year ended September 30, 2004, corporate general and administrative expenses were $1,070,000, as compared to $2,564,000 for the year ended September 30, 2003. The decrease of

$1,494,000 was due to various cost reductions, including reduced corporate personnel and office expenses, in 2004 as compared to 2003.

For the year ended September 30, 2004, depreciation and amortization expense was $20,000, as compared to $20,000 for the year ended September 30, 2003.

For the year ended September 30, 2004, interest income was $50,000, as compared to $36,000 for the year ended September 30, 2003.

For the year ended September 30, 2004, interest expense was $42,000, as compared to $1,053,000 for the year ended September 30, 2003. The decrease of $1,011,000 was primarily related to the decrease in interest-bearing debt as a result of the debt restructuring in January 2003.

The Company recognized a gain on debt settlement of $2,800,000 during the year ended September 30, 2003 as a result of the January 2003 debt restructuring. There was no similar transaction in 2004.

For the year ended September 30, 2004, the Company recorded a benefit from income taxes of $88,000, as compared to a provision for income taxes of $30,000 for the year ended September 30, 2003.

For the year ended September 30, 2004, as a result of the aforementioned factors, the loss from continuing operations was $994,000, as compared to $831,000 for the year ended September 30, 2003.

For the year ended September 30, 2004, the loss from discontinued operations was $550,000, as compared to $2,997,000 for the year ended September 30, 2003. The loss from discontinued operations for the year ended September 30, 2004 of $550,000 consists of an operating loss of $1,050,000, offset by a gain resulting from the reduction of a prior accrual with respect to the closing of retail stores. The reduction in the accrual was a result of the Company reaching settlements with landlords below what had been originally accrued.

For the year ended September 30, 2004, the Company had a loss on disposal of discontinued operations, which related to Beyond the Wall, of $822,000. For the year ended September 30, 2003, the Company had a gain on disposal of discontinued operations of $700,000 relating to the sale of a patent in September 2003.

For the year ended September 30, 2004, as a result of the aforementioned factors, the Company had a net loss of $2,366,000, as compared to a net loss of $3,128,000 for the year ended September 30, 2003.

YEAR ENDED SEPTEMBER 30, 2003 AS COMPARED TO YEAR ENDED JUNE 30, 2002

For the year ended September 30, 2003, corporate general and administrative expenses were $2,564,000, as compared to $6,134,000 for the year ended June 30, 2002. The decrease of $3,570,000 was due to overhead savings attributable to sale of the media business in August 2002 and the closing of the New York City corporate headquarters in October 2002, as well as the change in management and substantial layoffs and other cost reductions implemented by new management.

For the year ended September 30, 2003, depreciation and amortization expense was $20,000, as compared to $209,000 for the year ended June 30, 2002, as a result of the write-off of fixed assets located at the New York City corporate headquarters, which was closed in October 2002.

For the year ended September 30, 2003, interest income was $36,000, as compared to $450,000 for the year ended June 30, 2002, as a result of a reduction in interest-bearing cash balances.

For the year ended September 30, 2003, interest expense was $1,053,000, as compared to $3,068,000 for the year ended June 30, 2002. The decrease of $2,015,000 was primarily related to the decrease in interest-bearing debt as a result of the debt restructuring in January 2003.

The Company recognized a gain on debt settlement of $2,800,000 during the year ended September 30, 2003 as a result of the January 2003 debt restructuring.

For the year ended September 30, 2003, the Company recorded a provision for income taxes was $30,000, as compared to $167,000 for the year ended June 30, 2002.

For the year ended September 30, 2003, as a result of the aforementioned factors, the loss from continuing operations was $831,000, as compared to $9,128,000 for the year ended June 30, 2002.

For the year ended September 30, 2003, the loss from discontinued operations was $2,997,000, as compared to $12,261,000 for the year ended June 30, 2002.

For the year ended September 30, 2003, the Company had a gain on disposal of discontinued operations of $700,000 relating to the sale of a patent in September 2003. For the year ended June 30, 2002, the Company had a gain on disposal of discontinued operations of $877,000.

For the year ended September 30, 2003, as a result of the aforementioned factors, the Company had a net loss of $3,128,000, as compared to a net loss of $20,512,000 for the year ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the sale of equity securities and debt, and the sale or liquidation of its previous operating businesses. As of September 30, 2004, the Company had $675,000 in cash, an increase of $144,000 as compared to September 30, 2003. The Company has never been profitable and as currently configured expects to continue to incur losses subsequent to September 30, 2004. Since the sale of the assets and operations of Beyond the Wall in February 2004, the Company has not had any revenue-generating business operations.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors, in their report on the Company's consolidated financial statements for the fiscal year ended September 30, 2004, have included an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company may find it necessary to rely upon financing from the issuance of debt and/or equity securities to be able to sustain its operations, acquire or develop new operations, and fund its ongoing obligations. However, there can be no assurance that the Company will be able to obtain sufficient additional capital under acceptable terms or conditions. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from a new business opportunity to meet the Company's ongoing obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the year ended September 30, 2004, the Company used $901,000 of cash in operating activities related primarily to its net loss in 2004 of $2,366,000, which included a loss from discontinued operations of $550,000, a loss on disposal of discontinued operations of $822,000, and a net change in assets and liabilities of discontinued operations of $(207,000). During the year ended September 30, 2003, the Company used $1,509,000 of cash in operating activities related primarily to its net loss in 2003 of $3,128,000, which included a loss from discontinued operations of $2,997,000, a gain on disposal of discontinued operations of $700,000, and a net change in assets and liabilities of discontinued operations of $2,519,000. During the year ended June 30, 2002, the Company used $17,703,000 in cash in operating activities related primarily to its net loss in 2002 of $20,512,000, which included a loss from discontinued operations of $12,261,000, a gain on disposal of discontinued operations of $877,000, and a net change in assets and liabilities of discontinued operations of $(12,772,000).

During the fiscal year ended September 30, 2004, the Company received payments aggregating $1,220,000 from the sale of the assets and operations of Beyond the Wall (see "ITEM 1. BUSINESS"). Remaining scheduled principal payments with respect to the note that the Company received from the sale of the assets and operations of Beyond the Wall at September 30, 2004 totaling $443,000 are shown below. The Company received the October 31, 2004 scheduled principal payment of $198,000, plus accrued interest of $49,000, on a timely basis.

October 31, 2004 – $198,000
October 31, 2005 – $198,000
October 31, 2006 – $ 47,000

For the year ended September 30, 2004, net cash generated by investing activities was $1,045,000, consisting of the proceeds of $1,220,000 from the sale of the assets and operations of Beyond the Wall, offset by $175,000 of deferred costs with respect to the KES Holdings transaction. For the year ended September 30, 2003, net cash generated by investing activities was $575,000, consisting of the $700,000 of proceeds from the sale of a patent, offset by an investment of $125,000 in KES Holdings. For the year ended June 30, 2002, net cash generated by investing activities was $5,546,000, consisting of the sale of $5,655,000 of investments in marketable debt securities, offset by $109,000 for capital expenditures.

For the year ended September 30, 2004, the Company did not generate or use any cash in financing transactions. For the year ended September 30, 2003, net cash used in financing activities was $5,018,000, consisting of $4,970,000 for the repayment of long-term debt (primarily in connection with the January 2003 debt restructuring, which utilized $4,500,000 of cash) and $48,000 for the payment of capitalized lease obligations. The Company also borrowed and repaid $250,000 from related parties during the year ended September 30, 2003. For the year ended June 30, 2002, net cash used in financing activities was $2,331,000, consisting of the repayment of long-term debt of $1,739,000 and the repurchase of common stock of $592,000.

Principal Commitments:

At September 30, 2004, the Company's principal commitments consisted of the following obligations:

	(amounts in thousands)
Contractual Cash Obligations	Total	Less Than One Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Long-term debt	$4,914	—	—	—	$4,914
Preferred stock subject to mandatory redemption	$5,269	—	—	—	$5,269
Total	$10,183	—	—	—	$10,183

At September 30, 2004, the Company does not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. Accordingly, the implementation of the provisions of FIN 46R did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company does not have any market risk with respect to such factors as commodity prices, equity prices and other market changes that affect market risk sensitive investments.

The Company does not have any foreign currency risk, as its revenues and expenses, as well as its debt obligations, are denominated and settled in United States dollars.

Interest Rate Risk

The Company is not exposed to any interest rate risk through its assets and liabilities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item appears as a separate section following Item 15 of this document. Such information is incorporated herein by reference.

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

EY audited the Company's consolidated financial statements for the fiscal years ended June 30, 2001 and 2002. EY's reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles; however, the report for the fiscal year ended June 30, 2002 contained a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

ITEM 9B.	OTHER INFORMATION

The Company did not have any reportable events during the fourth quarter of the fiscal year ended September 30, 2004 which were be required to be filed on Form 8-K which were not so reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's directors and executive officers.

Name	Age	Position
Jonathan V. Diamond	46	Chairman of the Board of Directors (Class III Director) and Chief Executive Officer
Robert N. Weingarten	52	Chief Financial Officer and Secretary
Hal G. Byer	47	Class II Director
Robert Scott Fritz	48	Class I Director
Patrick J. Panzarella	39	Class II Director

The Company's Board of Directors is divided into three classes, with one class being elected each year and members of each class holding office for a three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

In connection with the January 2003 debt restructuring transactions, all of the Company's previous directors and officers resigned, and three directors were appointed. Jonathan V. Diamond, who had previously served as a director and interim Chief Executive Officer of the Company, was appointed as Chairman of the Board of Directors, and Hal G. Byer and Robert Scott Fritz were appointed as directors. Mr. Fritz has been designated as a Class I director and Mr. Byer has been designated as a Class II director. Mr. Diamond had been previously designated as a Class III director. Mr. Panzarella was appointed to the Board of Director in June 2004 as a Class II director.

The Class I director's term will expire at the annual meeting to be held subsequent to the fiscal year ended September 30, 2006. The Class II directors' terms expire at the annual meeting to be held subsequent to the fiscal year ended September 30, 2004. The Class III director's term will expire at the annual meeting to be held subsequent to the fiscal year ended September 30, 2005.

The board of directors has established Audit, Compensation and Stock Option Committees. Messrs. Byer and Fritz currently serve on the Audit, Compensation and Stock Option Committees.

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

Patrick J. Panzarella. Mr. Panzarella has served as a director of the Company since June 3, 2004. Mr. Panzarella has served as the Chief Executive Officer of Pacific Entertainment Group, a global entertainment corporation with interests in artist management, marketing, promotion, publishing, and production, since May 2001. Prior to joining Pacific Entertainment Group, Mr. Panzarella served as Partner and Co-Chairman of the Board of Sheridan Square Entertainment, a global music company, from April 1999 to May 2002. Mr. Panzarella also served as Partner, President and Chief Executive Officer of C&P Investment Properties, a private investment fund focused on the entertainment industry, from November 1991 to December 2002. This fund participated in numerous acquisitions and start ups over an eleven year period. Mr. Panzarella received a B.A. in Business from University of Southern California in 1988.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended September 30, 2004, all Forms 3, 4 and 5 were filed on a timely basis for the Company's executive officers and directors.

Family Relationships among Directors and Executive Officers

There were no family relationships among directors and executive officers during the fiscal year ended September 30, 2004.

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

Changes in Procedures to Nominate Directors

Since the date of the Company's last disclosures pursuant to Item 7(d)(s)(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued by the Company to the named executive officers for services rendered during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such fiscal years.

	Annual Compensation			Long-Term Compensation
	Year	Salary	Bonus	Securities Underlying Options/SARs	All Other Compensation
Jonathan V. Diamond	2004	$120,000	—	50,000
Chairman of the Board and Chief Executive Officer (1)	2003	$98,000		300,000	$11,000(7)
Robert N. Weingarten	2004	$85,000(8)	—	—	—
Chief Financial Officer and Secretary (3)	2003	$90,000(8)		175,000	—
Harlan Peltz	2003	$135,417(2)	—	—	—
Former Chief Corporate Strategist and Chairman (4)	2002	$250,000	—	—	—
James Lucchesi	2002	$ 274,615(6)	—	—	—
Former Chief Executive Officer and President (5)

(1)	Mr. Diamond served as interim Chief Executive Officer from August 17, 2002 to December 2, 2002, and was named Chief Executive Officer on January 30, 2003.

(2)	Mr. Peltz's compensation is calculated for the period July 1, 2002 through January 24, 2003.

(3)	Mr. Weingarten has served as Chief Financial Officer since February 6, 2003.

(4)	Mr. Peltz's employment with the Company terminated on January 24, 2003.

(5)	Mr. Lucchesi's employment with the Company terminated on April 11, 2002.

(6)	Mr. Lucchesi's compensation is calculated for the period July 1, 2001 through April 11, 2002.

(7)	Pursuant to Mr. Diamond's agreement with the Company, the Company recorded a liability for $11,000 at September 30, 2003, to be used as a credit against the exercise price of any of Mr. Diamond's stock options in the future.

(8)	Mr. Weingarten was compensated at an effective rate of $120,000 per annum during the fiscal year ended September 30, 2003. Mr. Weingarten's compensation decreased to an effective rate of $60,000 per annum effective March 1, 2004, as a result of the sale of the assets and operations of the Company's Beyond the Wall, Inc. subsidiary in February 2004.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding stock options granted to the Company's executive officers during the fiscal year ended September 30, 2004.

	Individual Grants (1)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2004 (2)	Exercise Price Per Share ($)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5%	10%
Jonathan V. Diamond	50,000	100.0%	$0.26	10/15/10	$5,292	$12,333

(1)	Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under the YouthStream 2000 Stock Option Plan.

(2)	During the fiscal year ended September 30, 2004, the Company granted options to management and employees to purchase an aggregate of 50,000 shares of common stock.

(3)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of the Company's common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2004 with respect to the Company's executive officers and the fiscal year-end value of unexercised options. No options were exercised by any of the Company's executive officers during the fiscal year ended September 30, 2004.

Name	Number of Securities Underlying Unexercised Options at September 30, 2004		Value of Unexercised In-The-Money Options at September 30, 2004 (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Jonathan V. Diamond	430,404	—	$66,000	—
Robert N. Weingarten	175,000	—	$38,500	—

(1)	Based on September 30, 2004 closing stock price of $0.26 per share.

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

As of December 31, 2004, 5,000,000 options were authorized under the 2000 Plan and options to purchase 1,205,404 shares were outstanding and 3,794,596 options were available for future grants.

Director Compensation

The Company has no standard arrangements for compensation of directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

In June 2004, the Company issued options to purchase an aggregate of 200,000 shares of common stock to Mr. Panzarella, exercisable at the fair market value of $0.14 per share for a period of seven years. The option is fully vested.

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Company does not have any employment contracts, termination of employment or change in control arrangements with its current officers.

Long-Term Incentive Plans

The Company does not have any long-term incentive plans.

Meetings and Committees of the Board of Directors

The Board of Directors held six meetings and took one action by written consent during the fiscal year ended September 30, 2004. The Board has an Audit Committee, a Compensation Committee and a Stock Option Committee. Each Director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such Director served during the fiscal year ended September 30, 2004.

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the independent auditors and the Company's accounting practices. The members of the Audit Committee are Messrs. Byer and Fritz, each non-employee directors of the Company. The Audit Committee as currently configured held four meetings during the fiscal year ended September 30, 2004.

The Company does not currently have an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, as amended, serving on its Audit Committee, as the Company has limited resources and is continuing its restructuring efforts. The Company intends to attempt to add a qualified board member to serve as an "audit committee financial expert" in the future.

The Compensation Committee reviews and approves the compensation and benefits of its key executive officers, administers its employee benefit plans and makes recommendations to the Board regarding such matters. The members of the Compensation Committee are Messrs. Byer and Fritz. The Compensation Committee did not hold any meetings during the fiscal year ended September 30, 2004.

The Stock Option Committee reviews and approves the options that are issued pursuant to the 2000 Stock Option Plan, unless such stock options are approved by the Board of Directors. The members of the Compensation Committee are Messrs. Byer and Fritz. The Stock Option Committee did not hold any meetings during the fiscal year ended September 30, 2004.

Nominating Committee

The Company does not currently have a Nominating Committee. Board of Director nominations are recommended by a majority of directors. In making its nominations, the Board of Director identifies candidates who meet the current challenges and needs of the Board of Directors. In determining whether it is appropriate to add or remove individuals, the Board of Directors will consider issues of judgment, diversity, age, skills, background and experience. In making such decisions, the Board of Directors considers, among other things, an individual's business experience, industry experience, financial background and experiences.

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

        Executive Compensation

Base Salary.    Salaries for executive officers for the fiscal years ended September 30, 2003 and 2004 were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Bonus.    The amount of cash bonuses paid to executives is partially based upon the financial results of the Company, personal and team objectives and the recommendations of the Compensation Committee. No bonuses were paid to the Company's executive officers during the fiscal years ended September 30, 2003 and 2004.

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

        Compensation of the Chief Executive Officer

Mr. Diamond has served as Chairman of the Board of Directors and Chief Executive Officer since January 30, 2003. The Compensation Committee considered various matters in determining Mr. Diamond's compensation, including his general business knowledge and experience, particularly as its relates to the management of businesses in various stages of start-up, development, restructuring and/or sale, his knowledge and background of the Company's operations, the financial condition and financial resources of the Company, the skills necessary to lead the continuing restructuring of the Company, the ability to design and implement a long-term strategy as well as a short-term operating plan, and the time necessary to direct and manage the Company's business affairs. The Compensation Committee also considered the Company's general financial condition, short-term outlook and its limited working capital resources. The Compensation Committee took all of these factors into account in establishing Mr. Diamond's base compensation as $120,000 per year, subject, however to review if and when the Company completes the acquisition of a new business.

Submitted by the Compensation Committee:
Hal G. Byer
Robert Scott Fritz

Compensation Committee Interlocks and Insider Participation

Messrs. Byer and Fritz serve on the Company's Compensation Committee. Mr. Fritz is an investor in KES Holdings, an entity in which the Company maintains a 1% interest and which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky. Mr. Byer is a Senior Vice President of Libra Securities LLC ("Libra"), and by virtue of his employment agreement with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra's parent entity. In addition, Messrs. Byer and Fritz each purchased an option for $2,500 ($0.04 per share) from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company's preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events, as described above at "ITEM 1. BUSINESS". Further information with respect to this relationship is described below in "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2004, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each of the Company's current executive officers, and (iv) all directors and executive officers as a group. As of December 31, 2004, the Company had 39,242,000 shares of common stock issued and outstanding, which was the only class of voting securities authorized or outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o YouthStream Media Networks, Inc., 244 Madison Avenue, PMB #358, New York, New York 10016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Executive Officers and Directors:
Jonathan V. Diamond	1,560,404	(2)	3.88%
Robert N. Weingarten	175,000	(3)	0.44%
Robert Scott Fritz 711 Sycamore Avenue Red Bank, NJ 07701	200,000	(4)	0.51%
Hal G. Byer c/o Libra Securities, LLC 11766 Wilshire Boulevard, Suite 870 Los Angeles, CA 90025	200,000	(5)	0.51%
Patrick J. Panzarella 820 Manhattan Avenue, Suite 104 Manhattan Beach, CA 90266	200,000	(6)	0.51%
All executive officers and directors as a group (5 persons)	2,335,404	(7)	5.70%
5% Stockholders:
Ravich Revocable Trust of 1989 c/o Libra Securities, LLC 11766 Wilshire Boulevard, Suite 870 Los Angeles, CA 90025	2,360,000	(8)	5.94%
Joseph Corso Jr. 167 Zock Road Cuddlebackville, NY 12729	5,542,100	(9)	14.12%

(1)	Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2004 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Includes 930,404 shares issuable upon exercise of options and warrants.

(3)	Consists of 175,000 shares issuable upon exercise of options.

(4)	Consists of 200,000 shares issuable upon exercise of options.

(5)	Consists of 200,000 shares issuable upon exercise of options.

(6)	Consists of 200,000 shares issuable upon exercise of options.

(7)	Includes 1,705,404 shares issuable upon exercise of options and warrants.

(8)	Reflects amount derived from this entity's Schedule 13D as filed with the Securities and Exchange Commission on September 10, 2003. Includes 500,000 shares issuable upon exercise of warrants.

(9)	Reflects amount derived from this person's Schedule 13G as filed with the Securities and Exchange Commission on December 29, 2004.

Securities Authorized for Issuance under Equity Compensation Plans

The information required herein is contained in "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

Changes in Control

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliate Loans

During August 2003, the Company's subsidiary, Beyond the Wall, Inc., borrowed $100,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund the operations of Beyond the Wall, Inc. The loans, which were due December 31, 2003, were repaid in September 2003 and were secured by real estate owned by Beyond the Wall, Inc. As partial consideration for the loans, the Company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes option-pricing model and had an aggregate fair value of $88,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $88,000 was recognized as interest expense with a corresponding increase to additional paid-in capital.

During August 2003, the Company also borrowed $25,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund, in part, the Company's investment in KES Holdings (see below). The loans, which were due December 31, 2003, were repaid in September 2003 and were unsecured. As partial consideration for the loans, the Company issued to each lender warrants to purchase 100,000 shares of common stock, exercisable through August 31, 2008 at $0.16 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes option-pricing model and had an aggregate fair value of $32,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $32,000 was recognized as interest expense with a corresponding increase to additional paid-in capital

Investment in KES Holdings

In September 2003, the Company announced that it made an investment of $125,000 for a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a non-operating steel mini-mill located in Ashland, Kentucky. On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the steel-mini-mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000. KES ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003. The steel mini-mill had been in operation for approximately 50 years, and was refurbished by KES Acquisition subsequent to its acquisition. The refurbished steel mini-mill has been generating revenues since early 2004.

In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company, which is a broker-dealer registered with the

Securities and Exchange Commission and an NASD member ("Libra"), consisting of Libra's parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the "Ravich Trust"). Robert Scott Fritz, one of the directors of the Company, is also an investor in KES Holdings. Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra's parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings. Hal G. Byer, a director of the Company, is a Senior Vice President of Libra, and by virtue of his employment with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra's parent entity. The contributions of the members of KES Holdings were used in part to fund the purchase price of the steel mini-mill, with the balance used for start-up costs, working capital purposes and payment of deferred maintenance of the steel mini-mill.

Effective July 18, 2004, the Company entered into a preliminary letter of intent with KES Holdings to acquire KES Acquisition. In conjunction with the proposed acquisition, the Company will form a new subsidiary in which it will own 80.01% of the total outstanding common stock and 100% of the voting common stock, and will capitalize that subsidiary with $500,000. In connection with the acquisition, the new subsidiary is expected to issue to the owners of KES Acquisition in exchange for 100% of their equity interest in KES Acquisition (i) $25,000,000 of its non-convertible non-voting redeemable preferred stock with a redemption price equal to $25,000,000 and a 13% annual cumulative dividend and (ii) senior subordinated promissory notes in the aggregate principal amount of $40,000,000 with an annual interest rate of 8%. As part of this transaction, the remaining 19.99% common stock interest in the new subsidiary will be owned by the former owners of KES Acquisition.

The letter of intent is subject to, among other conditions, negotiation, preparation and execution of definitive transaction documents, preparation of consolidated financial statements, compliance with state and federal securities laws and regulations, and receipt of requisite corporate approvals. The transaction is expected to close in the first calendar quarter of 2005. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. Furthermore, even if the transaction is completed, there can be no assurances that the future operations of the steel mini-mill will be successful

The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company. The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company exercisable through August 31, 2008, 400,000 of which are exercisable at $0.11 per share and 100,000 of which are exercisable at $0.16 per share, as described above at "Affiliate Loans".

In May 2003, the Company's three directors who were appointed at the closing of the January 2003 debt restructuring each paid $2,500 ($0.04 per share) to acquire an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company's preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events. In July 2004, Mr. Diamond irrevocably waived any and all rights related to his option and all rights thereto were rendered null and void (see "ITEM 1. BUSINESS").

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees

Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the fiscal years ended September 30, 2004 and 2003 and for the transition period from July 1, 2002 through September 30, 2002. Services provided to the Company by Weinberg with respect to the fiscal year ended September 30, 2003 consisted of the audit of the Company's consolidated financial statements and a limited review of the condensed consolidated financial statements included in the Form 10-Q Quarterly Report for the interim period ended June 30, 2003 pursuant to Statement on Auditing Standards No. 100; total fees and expenses with respect thereto aggregated approximately $119,000. Services provided to the Company by Weinberg with respect to the fiscal year ended September 30, 2004 consisted of the audit of the Company's consolidated financial statements and limited reviews of the condensed consolidated financial statements included in

Form 10-Q Quarterly Reports; total fees and expenses with respect thereto aggregated approximately $114,000. During the fiscal year ended September 30, 2004, Weinberg also provided certain services with respect to the audit requirements of a potential acquisition aggregating approximately $13,000.

Tax Fees

Weinberg did not provide any services to the Company with respect to the preparation of corporate income tax returns or tax planning matters.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm – Weinberg & Company, P.A.	F-2
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-3
Consolidated Balance Sheets as of September 30, 2004 and 2003	F-4
Consolidated Statements of Operations for the years ended September 30, 2004, September 30, 2003 and June 30, 2002, and for the three months ended September 30, 2002	F-5
Consolidated Statements of Cash Flows for the years ended September 30, 2004, September 30, 2003 and June 30, 2002, and for the three months ended September 30, 2002	F-6
Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended September 30, 2004, September 30, 2003 and June 30, 2002, and for the three months ended September 30, 2002	F-7
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules: All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed May 27, 1998).
3.4	Certificate of Designation for Preferred Stock of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 99.3 to the Company's Form 8K filed February 7, 2003).
3.5	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 3.5 to the Company's Amended Form 10-K/A, filed March 5, 2004).
3.6	Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
3.7	Bylaws (incorporated by reference to Exhibit 4.2 to YouthStream's Registration Statement on Form S-8, Registration No. 333-32022, filed on March 9, 2000).
3.8	Amendment to Bylaws (incorporated by reference to Exhibit 3.8 to the Company's Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
4.2	Underwriter's Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.1	Employment Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.2	Employment Agreement between the Company and Harlan D. Peltz (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.3	Employment Agreement between the Company and Don Leeds (incorporated by reference to Exhibit 1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).
10.4	Non-Incentive Stock Option Agreement dated June 17, 1996 between the Company and Don Leeds incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).
10.5	Employment Agreement between the Company and Bruce L. Resnik (incorporated by reference to Exhibit 2 to the Company's Form 10-QSB for the quarterly period ended September 30, 1996).
10.6	NET Portfolio Investors Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.7	Standard Form of School Contract (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.8	Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Company and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K, filed on September 28, 1996).

10.9	Option Agreement between the Company and American Passage Media corporation (incorporated by reference to Exhibit 5 to the Company's Form 8-K, filed on September 28, 1996).
10.10	Bill of Sale and Agreement dated January 31, 1997 among SCCGS, Inc., Sirrom Capital Corporation, Campus Voice, L.L.C. and the Company (incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.11	Asset Purchase Agreement dated April 11, 1997 among Posters Preferred, Inc., Dennis Roche, Brian Gordon and the Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.12	Asset Purchase Agreement dated April 30, 1997 among the Company, Pik:Nik Media, LLC, Pik:Nik, LLC and Garth Holsinger, Annett Schaefer-Sell and Sunny Smith (incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.13	Stock Purchase Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institutional Fund, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.14	Registration Rights Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institution Fund, Inc., and the Company (incorporated by reference to Exhibit 10.33 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.15	Stock Purchase Agreement dated December 23, 1997 between the Company and Dirrom Investments, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.16	Placement Manager Agreement (incorporated by reference to Exhibit 10.17 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.17	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.18	Loan Agreement dated December 30, 1997 between First Union National Bank, American Passage Media, Inc., Beyond the Wall, Inc. and Campus Voice, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.19	Unconditional Guaranty dated December 30, 1997 by the Company and National Campus Media, Inc. in favor of First Union National Bank (incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.20	Merger Agreement dated June 9, 1999 among the Company, Trent Acquisition Co., Inc., Trent Graphics, Inc. and Charles Sirolly, Thomas Sirolly, Daniel Sirolly and William Sirolly (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed June 24, 1999).
10.21	Asset Purchase Agreement dated June 10, 1999 among the Company, Pik:Nik Media, Inc., HelloXpress USA, Inc., and Dalia Smith and Ron Smith (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed June 24, 1999).
10.22	Option Agreement dated August 3, 1999 among the Company, New CW, Inc., CollegeWeb.com, Inc. and J. Alexander Chriss and Todd M. Ragaza (incorporated by reference to Exhibit 10.22 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).

10.23	Agreement and Plan of Merger dated August 3 1999 among the Company, New CW, Inc., CollegeWeb.com, Inc. and J. Alexander Chriss and Todd M. Ragaza (incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.24	Operating Agreement of Common Places, LLC (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1998).
10.25	Agreement and Plan of Merger dated June 28, 1999 among the Company, Common Places, LLC, YouthStream Media Networks, Inc., Nunet, Inc., Nucommon, Inc., a wholly owned subsidiary of New Parent, Harlan Peltz, Benjamin Bassi, William Townsend and Mark Palmer (incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.26	Restated Certificate of Incorporation of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.27	Rights Agreement between YouthStream Media Networks, Inc. and the Rights Agent (unsigned and undated) (incorporated by reference to Exhibit 10.27 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.28	YouthStream Media Networks, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.29	Voting Trust Agreement among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan Peltz and the Voting Trustee (incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.30	Stockholders Agreement among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan Peltz individually, Harlan Peltz as voting trustee (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.31	Employment Agreement between YouthStream Media Networks, Inc. And Benjamin Bassi (incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.32	Employment Agreement between YouthStream Media Networks, Inc. And Harlan Peltz (incorporated by reference to Exhibit 10.32 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.33	Merger Agreement dated December 14, 1999 among the Company, Sixdegrees Acquisition Corp. and sixdegrees, inc. (incorporated by reference to Exhibit 10.33 to the Company's Form 8-K filed January 20, 2000).
10.34	Certificate of Designation of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.34 to the Company's Form 8-K filed January 20, 2000).
10.35	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.35 to the Company's Form 8-K filed January 20, 2000).
10.36	1999 Special Stock Option Plan of the Company (incorporated by reference to Exhibit 10.36 to the Company's Form 8-K filed January 20, 2000).
10.37	1999 Special Incentive Stock Plan of the Company (incorporated by reference to Exhibit 10.37 to the Company's Form 8-K filed January 20, 2000).

10.38	Employment Agreement dated June 20, 2000 between YouthStream Media Networks, Inc. and James G. Lucchesi (incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB filed September 27, 2000).
10.39	Non-Qualified Stock Option Agreement of James G. Lucchesi dated June 20, 2000 (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KSB filed September 27, 2000).
10.40	Amendment to Employment Agreement as of June 20, 2000 between YouthStream Media Networks, Inc. and Harlan D. Peltz (incorporated by reference to Exhibit 10.40 to the Company's Form 10-KSB filed September 27, 2000).
10.41	Employment Agreement dated July 1, 2000 between YouthStream Media Networks, Inc. and Thea A. Winarsky (incorporated by reference to Exhibit 10.41 to the Company's Form 10-KSB filed September 27, 2000).
10.42	Merger Agreement dated July 13, 2000 among YouthStream Media Networks, Inc., W3T Acquisition, Inc., a wholly-owned subsidiary of YouthStream, W3T.com, Inc., Gerald Croteau, Eugene Bellotti, Donald Dion, Richard King, James Westra, Mark Fusco, Suzanne W. Bookstein and John Genest (incorporated by reference to Exhibit 10.42 to the Company's Form 10-KSB filed September 27, 2000).
10.43	Consulting and Non-Competition Agreement dated July 25, 2000 between YouthStream Media Networks, Inc. and Andrew P. Weinreich (incorporated by reference to Exhibit 10.43 to the Company's Form 10-KSB filed September 27, 2000).
10.44	Amendment No. 1 dated July 28, 2000 to Stockholders Agreement dated February 28, 2000 among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan D. Peltz, individually, and Harlan D. Peltz, as voting trustee (incorporated by reference to Exhibit 10.44 to the Company's Form 10-KSB filed September 27, 2000).
10.45	Non-Qualified Stock Option Agreement of Thea A. Winarsky dated August 16, 2000 (incorporated by reference to Exhibit 10.45 to the Company's Form 10-KSB filed September 27, 2000).
10.46	Non-Qualified Stock Option Agreement of James G. Lucchesi dated September 26, 2000 (incorporated by reference to Exhibit 10.46 to the Company's Form 10-KSB filed September 27, 2000).
10.47	Non-Qualified Stock Option Agreement of James G. Lucchesi dated July 2, 2001.
10.48	Non-Qualified Stock Option Agreement of James G. Lucchesi dated July 2, 2001.
10.49	Amendment to the Employment Agreement (dated June 20, 2000) dated June 29, 2001 for James G. Lucchesi.
10.50	Amendment to Non-Qualified Stock Option Agreement (dated July 31, 2000) dated June 29, 2001 for James G. Lucchesi.
10.51	Amendment to Non-Qualified Stock Option Agreement (dated June 20, 2000) dated June 29, 2001 for James G. Lucchesi.
10.52	Asset Purchase Agreement by and between Alloy, Inc., Cass Communications, Inc., YouthStream Media Networks, Inc., American Passage Media, Inc. and Network Event Theater, Inc., dated August 5, 2002 (incorporated by reference to Exhibit 10-1 to the Company's Form 8K filed August 20, 2002).

10.53	Restructuring Agreement dated as of January 20, 2003 by and among YouthStream Media Networks, Inc., and its subsidiary, Network Event Theater, Inc., the United States Small Business Administration as Receiver for Interequity Capital Partners, LP, TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, LLC, The Charles and Adele Thurnher Living Trust Dated December 7, 1989, The Morrish Community Property Trust Dated April 15, 1998, and Jean Smith, Stanley J. Schrager, Richard Coppersmith, Rand Ravich and Jess M. Ravich, individually (incorporated by reference to Exhibit 99.2 to the Company's Form 8K filed February 7, 2003).
10.54	Promissory Note Issued from Beyond the Wall, Inc. to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.4 to the Company's Form 8K filed February 7, 2003).
10.55	Promissory Note Issued from Beyond the Wall, Inc. to Interequity Capital Partners, LP. incorporated by reference to Exhibit 99.5 to the Company's Form 8K filed February 7, 2003.
10.56	Mutual Release by and between each of Ravich Revocable Trust of 1989, Libra Securities, LLC, the United States Small Business Administration as Receiver for Interequity Capital Partners, LP, TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, LLC, The Charles and Adele Thurnher Living Trust Dated December 7, 1989, The Morrish Community Property Trust Dated April 15, 1998, and Jean Smith, Stanley J. Schrager, Richard Coppersmith, Rand Ravich and Jess M. Ravich, individually, YouthStream Media Networks, Inc. and Network Event Theater, Inc. (incorporated by reference to Exhibit 99.6 to the Company's Form 8K filed February 7, 2003.
10.57	Letter by Libra Securities, LLC. (incorporated by reference to Exhibit 99.7 to the Company's Form 8K filed February 7, 2003)
10.58	Existing Director Release to YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 99.8 to the Company's Form 8K filed February 7, 2003).
10.59	Ravich Security Agreement by and among YouthStream Media Networks, Inc., and The Ravich Revocable Trust of 1989 and the United States Small Business Administration, as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.9 to the Company's Form 8K filed February 7, 2003).
10.60	Amendment No. 1 to Restructuring Agreement dated as of January 23, 2003 by and among YouthStream Media Networks, Inc., and its subsidiary, Network Event Theater Inc., each of which is a Delaware corporation, and the Ravich Revocable Trust of 1989. (incorporated by reference to Exhibit 99.10 to the Company's Form 8K filed February 7, 2003).
10.61	Amendment No. 2 to Restructuring Agreement dated as of January 24, 2003 by and between YouthStream Media Networks, Inc., its subsidiary, Network Event Theater Inc., each of which is a Delaware corporation, the Ravich Revocable Trust of 1989 and the United States Small Business Administration as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.11 to the Company's Form 8K filed February 7, 2003).
10.62	Agreement dated June 9, 2003 by and among YouthStream Media Networks, Inc., Network Event Theater, Inc., Beyond the Wall, Inc., the Ravich Revocable Trust of 1989 and the United States Small Business Administration as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.1 to the Company's Form 8K filed June 16, 2003).
10.63	Amendment No. 1 to Promissory Note dated January 24, 2003 issued to the Ravich Revocable Trust of 1989. (incorporated by reference to Exhibit 99.2 to the Company's Form 8K filed June 16, 2003).

10.64	Amendment No. 1 to Promissory Note dated January 24, 2003 issued to Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.3 to the Company's Form 8K filed June 16, 2003).
10.65	Inter-Creditor Agreement between the Ravich Revocable Trust of 1989 and Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 8K filed September 11, 2003).
10.66	Promissory Note for $100,000 from Beyond the Wall, Inc., to Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Form 8K filed September 11, 2003).
10.67	Promissory Note for $100,000 from Beyond the Wall, Inc. to the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Form 8K filed September 11, 2003).
10.68	Mortgage from Beyond the Wall, Inc. to Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Form 8K filed September 11, 2003).
10.69	Mortgage from Beyond the Wall, Inc. to the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Form 8K filed September 11, 2003).
10.70	Warrant Certificate to acquire 400,000 shares of common stock, dated August 13, 2003, issued by the Company to Jonathan V. Diamond (incorporated by reference to Exhibit 10.6 to the Company's Form 8K filed September 11, 2003).
10.71	Warrant Certificate to acquire 400,000 shares of common stock, dated August 13, 2003, issued by the Company to the Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.7 to the Company's Form 8K filed September 11, 2003).
10.72	Warrant Holder Rights Agreement with respect to 400,000 shares of common stock, between the Company and Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.8 to the Company's Form 8K filed September 11, 2003).
10.73	Warrant Holder Rights Agreement with respect to 400,000 shares of common stock, between the Company and the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.9 to the Company's Form 8K filed September 11, 2003).
10.74	Promissory Note for $25,000 from the Company to Jonathan V. Diamond, dated August 28, 2003 (incorporated by reference to Exhibit 10.10 to the Company's Form 8K filed September 11, 2003).
10.75	Promissory Note for $25,000 from the Company to the Ravich Revocable Trust of 1989, dated August 28, 2003 (incorporated by reference to Exhibit 10.11 to the Company's Form 8K filed September 11, 2003).
10.76	Warrant Certificate to acquire 100,000 shares of common stock, dated August 28, 2003, issued by the Company to Jonathan V. Diamond (incorporated by reference to Exhibit 10.12 to the Company's Form 8K filed September 11, 2003).
10.77	Warrant Certificate to acquire 100,000 shares of common stock, dated August 28, 2003, issued by the Company to the Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.13 to the Company's Form 8K filed September 11, 2003).
10.78	Asset Purchase Agreement, by and among Beyond the Wall, Inc., Clive Corporation, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed March 11, 2004).

10.79	Agreement of Sale between Beyond the Wall, Inc. and 1903 West Main Street Realty Management, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, filed March 11, 2004).
10.80	Secured Promissory Note (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K, filed March 11, 2004).
14.1	Code of Ethics—CEO (incorporated by reference to Exhibit 14.1 to the Company's Amended Form 10-K/A, filed March 5, 2004).
14.2	Code of Ethics—CFO (incorporated by reference to Exhibit 14.2 to the Company's Amended Form 10-K/A, filed March 5, 2004).
16.1	Letter from Ernst & Young LLP addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8K filed July 2, 2003).
21	Subsidiaries of the Company of the Company (incorporated by reference to Exhibit 21 to the Company's June 30, 2001 Form 10-K filed August 31, 2001).
31.1*	Certification of CEO
31.2*	Certification of CFO
32*	Certification of CEO and CFO

*	Filed herewith

YOUTHSTREAM MEDIA NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm – Weinberg & Company, P.A.	F-2
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-3
Consolidated Balance Sheets as of September 30, 2004 and 2003	F-4
Consolidated Statements of Operations for the years ended September 30, 2004, September 30, 2003 and June 30, 2002, and for the three months ended September 30, 2002	F-5
Consolidated Statements of Cash Flows for the years ended September 30, 2004, September 30, 2003 and June 30, 2002, and for the three months ended September 30, 2002	F-6
Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended September 30, 2004, September 30, 2003 and June 30, 2002, and for the three months ended September 30, 2002	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
YouthStream Media Networks, Inc.

We have audited the accompanying consolidated balance sheets of YouthStream Media Networks, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended September 30, 2004 and 2003 and for the three months ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YouthStream Media Networks, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for the years ended September 30, 2004 and 2003 and for the three months ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $343,834,000, a stockholders' deficiency of $13,065,000, a working capital deficiency of $3,453,000, and a net loss and negative cash flow from operating activities for the year ended September 30, 2004 of $2,366,000 and $901,000, respectively. The Company also sold its remaining operating business during the year ended September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
December 17, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
YouthStream Media Networks, Inc.

We have audited the consolidated statements of operations, cash flows and stockholders' equity (deficiency) of YouthStream Media Networks, Inc. (the "Company") for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of YouthStream Media Networks, Inc. for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

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

Ernst & Young LLP

New York, New York
September 27, 2002

YouthStream Media Networks, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$675	$531
Current portion of note receivable, including accrued interest	242	—
Prepaid expenses	17	188
Total current assets	934	719

Property and equipment, net	25	45
Note receivable, including accrued interest, less current portion	246	—
Deferred costs related to KES transaction	175	—
Investment in KES Holdings	125	125
Assets from discontinued operations	—	5,190
Total assets	$1,505	$6,079

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$910	$858
Accrued employee compensation	226	266
Accrued expenses	752	613
Current liabilities of discontinued operations	2,499	4,859
Total current liabilities	4,387	6,596

Long-term debt	4,914	4,913
Preferred stock subject to mandatory redemption; issued and outstanding at September 30, 2004 and 2003—1,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends, or $5,269	5,269	5,269
Total liabilities	14,570	16,778

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.01 par value, authorized—5,000 shares; issued and outstanding at September 30, 2004 and 2003—1,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value, authorized—100,000 shares; 39,850 shares issued and 39,242 shares outstanding at September 30, 2004 and 2003	398	398
Additional paid-in capital	331,200	331,200
Accumulated deficit	(343,834)	(341,468)
Treasury stock (608 shares of common stock, valued at cost)	(829)	(829)
Total stockholders' deficiency	(13,065)	(10,699)
Total liabilities and stockholders' deficiency	$1,505	$6,079

See accompanying notes to consolidated financial statements.

YouthStream Media Networks, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended September 30,		Three months ended September 30, 2002	Year ended June 30, 2002
	2004	2003
General and administrative expenses – corporate	$1,070	$2,564	$1,954	$6,134
Depreciation and amortization	20	20	27	209
Loss from operations	(1,090)	(2,584)	(1,981)	(6,343)
Interest income	50	36	24	450
Interest expense	(42)	(1,053)	(731)	(3,068)
Gain on debt settlement	—	2,800	—	—
Loss before provision for income taxes	(1,082)	(801)	(2,688)	(8,961)
Provision (benefit) for income taxes	(88)	30	95	167
Loss from continuing operations	(994)	(831)	(2,783)	(9,128)
Gain (loss) from discontinued operations	(550)	(2,997)	122	(12,261)
Gain (loss) on disposal of discontinued operations	(822)	700	482	877
Net loss	$(2,366)	$(3,128)	$(2,179)	$(20,512)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.30)
Gain (loss) from discontinued operations	(0.01)	(0.08)	—	(0.40)
Gain (loss) on disposal of discontinued operations	(0.02)	0.02	0.01	0.03
Net loss per common share – basic and diluted	$(0.06)	$(0.08)	$(0.07)	$(0.67)
Weighted average shares of common stock outstanding – basic and diluted	39,242	37,987	33,008	30,414

See accompanying notes to consolidated financial statements.

YouthStream Media Networks, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,		Three months ended September 30, 2002	Year ended June 30, 2002
	2004	2003
Cash flows from operating activities
Net loss	$(2,366)	$(3,128)	$(2,179)	$(20,512)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from discontinued operations	550	2,997	(122)	12,261
(Gain) loss on disposal of discontinued operations	822	(700)	(482)	(877)
Net change in assets and liabilities of discontinued operations	(207)	2,519	1,192	(12,772)
Depreciation and amortization	20	20	27	209
Loss on disposal of equipment	—	—	488	—
Gain on debt settlement	—	(2,800)	—	—
Non-cash compensation	—	120	—	—
Amortization of deferred financing costs	—	239	199	799
Amortization of original issue discount on Subordinated Notes	2	38	29	122
Deferred rent	—	(346)	(12)	(8)
Accrued interest from note receivable	(44)	—	—	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in – Prepaid expenses	171	51	(70)	(59)
Deposits and other current assets	—	655	113	560
Increase (decrease) in – Accounts payable	52	(568)	(85)	909
Accrued employee compensation	(40)	(43)	(305)	104
Other accrued expenses	139	(563)	145	1,561
Net cash used in operating activities	(901)	(1,509)	(1,062)	(17,703)
Cash flows from investing activities
Capital expenditures	—	—	—	(109)
Proceeds from sale of patent	—	700	—	—
Sale of investments in marketable debt securities	—	—	—	5,655
Principal payment on note receivable	400	—	—	—
Payment for business acquisitions, net of cash acquired	—	—	(25)	—
Investment in KES Holdings	—	(125)	—	—
Proceeds from sale of media segment assets	—	—	7,283	—
Proceeds from sale of retail segment assets	820	—	—	—
Deferred costs related to KES transaction	(175)	—	—	—
Net cash provided by investing activities	1,045	575	7,258	5,546
Cash flows from financing activities
Repurchase of common stock	—	—	—	(592)
Payment of capitalized lease obligations	—	(48)	(113)	—
Proceeds from related-party loans	—	250	—	—
Repayment of related-party loans	—	(250)	—	—
Repayment of long-term debt	—	(4,970)	—	(1,739)
Net cash used in financing activities	—	(5,018)	(113)	(2,331)
Cash and cash equivalents
Net increase (decrease)	144	(5,952)	6,083	(14,488)
Balance at beginning of period	531	6,483	400	14,888
Balance at end of period	$675	$531	$6,483	$400
Supplemental cash flow information
Cash paid for interest	$—	$—	$—	$2,079
Cash paid for income taxes	$—	$—	$—	$148
Non-Cash Investing and Financing Activities:
Issuance of common stock in connection with acquisitions	$—	$—	$114	$1,712
Issuance of warrants in connection with related party loans	$—	$120	$—	$—
Issuance of common stock in connection with debt restructuring	$—	$254	$—	$—
Issuance of preferred stock in connection with debt restructuring	$—	$5,269	$—	$—

See accompanying notes to consolidated financial statements.

YouthStream Media Networks, Inc.
Consolidated Statements of Stockholders' Equity (Deficiency)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount				Total
Balances at July 1, 2001	30,091	$301	$329,097	$(315,649)	$(239)	$13,510
Issuance of common stock in connection with acquisition of Invino	3,041	30	1,124	—	—	1,154
Issuance of common stock in connection with acquisition of Trent	458	5	553	—	—	558
Issuance of common stock in connection with acquisition of SixDegrees	1	—	—	—	—	—
Stock repurchase	—	—	—	—	(590)	(590)
Net loss	—	—	—	(20,512)	—	(20,512)
Balances at June 30, 2002	33,591	336	330,774	(336,161)	(829)	(5,880)
Issuance of common stock in connection with acquisition of Invino	2,274	23	91	—	—	114
Net loss	—	—	—	(2,179)	—	(2,179)
Balances at September 30, 2002	35,865	359	330,865	(338,340)	(829)	(7,945)
Issuance of common stock in connection with debt restructuring	3,985	39	215	—	—	254
Issuance of warrants in connection with related party loans	—	—	120	—	—	120
Net loss	—	—	—	(3,128)	—	(3,128)
Balances at September 30, 2003	39,850	398	331,200	(341,468)	(829)	(10,699)
Net loss	—	—	—	(2,366)	—	(2,366)
Balances at September 30, 2004	39,850	$398	$331,200	$(343,834)	$(829)	$(13,065)

See accompanying notes to consolidated financial statements.

YouthStream Media Networks, Inc.
Notes to Consolidated Financial Statements
September 30, 2004

1.    Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned inactive subsidiaries, Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Beyond the Wall, Inc. ("Beyond the Wall"), and W3T.com, Inc. ("Teen.com") (collectively, the "Company"). During fiscal 2001, the Company reorganized into two market segments: media and retail.

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

In February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall was engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the year ended September 30, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania. Beyond the Wall's operations have been presented as a discontinued operation in the consolidated financial statements for all periods presented.

The financial statements and notes thereto as of September 30, 2003, and for the periods ended September 30, 2003, September 30, 2002 and June 30, 2002 have been restated to reflect discontinued operations as a result of the businesses disposed of through September 30, 2004, including the sale of the media segment on August 5, 2002 and the retail segment on February 25, 2004. Accordingly, all of the Company's operations have been presented as discontinued operations in the consolidated financial statements for the years ended September 30, 2004 and 2003 and June 30, 2002, and the three months ended September 30, 2002.

Change in Fiscal Year

In July 2003, the Company, pursuant to a board resolution dated June 27, 2003, changed its fiscal year end from June 30 to September 30. The presentation of fiscal year 2003 contained in this Annual Report on Form 10-K represents the twelve month period October 1, 2002 through September 30, 2003. The transition period for the three month period July 1, 2002 through September 30, 2002 (the "Transition Period") is reported separately in this Annual Report on Form 10-K.

Financial Statement Presentation

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,000, a stockholders' deficiency of $13,065,000, a working capital deficiency of $3,453,000, and a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,366,000 and $901,000, respectively, and has insufficient capital to fund all of its obligations. In August and September 2002, the Company defaulted on approximately $18,000,000 of its long-term debt (see "Debt Restructuring" below and Note 7). In addition, during the year ended September 30, 2004, the Company sold its remaining operating business, as a result of which the Company did not have any revenue-generating business operations at September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's management intends to continue efforts to settle the Company's outstanding obligations and minimize operating costs. The Company believes that its available current cash resources will be adequate to fund its current limited level of operations through its fiscal year ended September 30, 2005. However, to the extent the Company's estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund its ongoing obligations. In such event, the Company may be required to seek other funding and/or consider a formal or informal restructuring or reorganization.

As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the Company did not have any revenue-generating business operations at September 30, 2004. In July 2004, the Company entered into a letter of intent to acquire a steel mini-mill located in Ashland, Kentucky (see Note 4). If the Company is able to complete this transaction, the Company expects to utilize all or most of its available cash resources to fund such endeavor, and will therefore need to obtain additional operating capital to fund corporate general and administrative expenses either through internal or external resources.

The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities

Sale of Media Segment Assets

In response to its liquidity issues and declining earnings, on August 5, 2002, following the close of the Company's fiscal year 2002, the Company sold substantially all of its Media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc., for proceeds of $7,283,000, which approximated the carrying value of the Media segment at the time of sale. As a result of the sale, the Media segment operations were discontinued during the three months ended September 30, 2002 (see Note 5).

Sale of Retail Segment Assets

In early fiscal 2003, the Company followed through on its previously announced plans to close a number of under performing retail stores in its Beyond the Wall chain. For the fiscal year ended September 30, 2003, the Company incurred approximately $1,790,000 of expenses relating to the closing of 25 retail store operations, including $214,000 for the write-off of fixed assets, $635,000 for the write-off of inventory, $879,000 of accruals for costs relating to the early termination of store leases, and $62,000 for other expenses. The total closing costs were classified as a loss from discontinued operations in the statement of operations.

Effective February 25, 2004, the Company's wholly-owned subsidiary, Beyond the Wall, Inc. ("BTW"), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW), for $1,920,000, consisting of a cash payment of $820,000 and a subordinated secured promissory note (the "Note") for $1,100,000, with interest at 10% per annum, due October 31, 2006. The buyer had the right to make certain optional principal pre-payments on the Note by June 30, 2004, which would result in the principal balance of the Note being adjusted downward, in excess of such principal pre-payments, based on an agreed-upon sliding scale as set forth in the Note.

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note.

The Company initially recognized a loss of $565,000 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the year ended September 30, 2004. As a result of the sale, the retail segment operations were discontinued during the year ended September 30, 2004.

Remaining scheduled principal payments at September 30, 2004 with respect to the Note totaling $443,000 are shown below. The Company received the October 31, 2004 scheduled principal payment of $198,000, plus accrued interest of $49,000, on a timely basis.

October 31, 2004 – $198,000
October 31, 2005 – $198,000
October 31, 2006 – $ 47,000

Debt Restructuring

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary's outstanding notes (NET Notes, YSTM Notes and YSTM 2 Note), in the aggregate principal amount of $18,000,000, to cancel those notes. In exchange for cancellation of all of the principal due on the old notes, including accrued interest of $2,062,000, the note holders received in aggregate $4,500,000 in cash, redeemable preferred stock with a face value of $4,000,000 (see Note 6), and 3,985,000 shares of common stock, valued at $255,000, and $4,000,000 aggregate principal amount of promissory notes issued by the Company's retail subsidiary, Beyond the Wall, Inc., formerly secured by the Company's pledge of all of its stock in Beyond the Wall (see Note 7).

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

In May 2003, the Company issued options to the three new directors to purchase an aggregate of 700,000 shares of common stock exercisable at the fair market value of $0.04 per share for a period of seven years. In addition, each of the three new directors paid $2,500 ($0.04 per share) in cash to acquire options from the holder of the shares of preferred stock that were issued in the January 2003 restructuring to purchase 62,500 shares of such holder's preferred stock, exercisable at $0.36 per share. In July 2004, Mr. Diamond irrevocably waived any and all rights related to this option.

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

The cancellation of the YSTM Notes was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms. In exchange for the extinguishment of the YSTM Notes, the holder received $1,500,000 cash, 3,486,875 shares of common stock with a fair value of $223,000, 1,000,000 shares of 4% redeemable preferred stock with a face value of $4,000,000, including cumulative dividends, totaling $5,269,000, due December 31, 2010, and a $3,000,000 promissory note bearing interest at 4% per annum with principal and cumulative interest due December 31, 2010 (see Note 7). As of the settlement date, the adjusted carrying value of the YSTM

Notes, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $11,251,000. After adjusting for the fair value of the cash and common stock exchanged, the carrying value of the YSTM Notes was $9,528,000. For purposes of determining the gain on the extinguishment of the YSTM Notes, the redeemable preferred stock was accounted for as a debt instrument given the mandatory redemption features of the security (see Note 6). The issuance of the $3,000,000 promissory note and the 1,000,000 shares of redeemable preferred stock constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note and the redeemable preferred stock, including accrued interest and cumulative dividends, was less than the adjusted carrying value of the YSTM Notes extinguished, the Company recognized a gain totaling $306,000 and recorded the value of the promissory note and the redeemable preferred stock at the undiscounted future value of $3,953,000 and $5,269,000, respectively, with no interest expense or accretion in value to be recognized over the remaining life of the promissory note and preferred stock.

The cancellation of the YSTM 2 Note was accounted for as a combination of a partial debt settlement and a continuation of debt with modified terms. In exchange for the extinguishment of the YSTM 2 Note, the holder received 498,125 shares of the Company's common stock with a fair value of $32,000 and a $1,000,000 promissory note bearing interest at 4% per annum, with principal and accrued interest due December 31, 2010 (see Note 7). As of the settlement date, the adjusted carrying value of the YSTM 2 Note, net of accrued interest, unamortized original issue discount and unamortized closing costs, was $991,000. After adjusting for the fair value of the common shares exchanged, the carrying value of the YSTM 2 Note was $960,000. The issuance of the $1,000,000 promissory note constituted a continuation of debt with modified terms. Given that the undiscounted future value of the promissory note, including principal and interest, was greater than the adjusted carrying value of the YSTM 2 Note extinguished, the Company recognized no gain. The promissory note was revalued at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

In total, the Company recognized a gain from the troubled debt restructuring of approximately $2,800,000. The gain was classified as part of continuing operations in accordance with SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000". The gain from the transaction resulted in a reduction in basic and diluted loss per common share of $0.07 for the year ended September 30, 2003.

During June 2003, the Company amended the original provisions of the $4,000,000 of promissory notes issued in conjunction with the January 24, 2003 restructuring to provide for the following:

a.	Beyond the Wall was replaced by the Company as the issuer of the notes, and was released from any liability with respect to the notes.

b.	The note holders agreed to convert the notes from secured to unsecured, and to release their security interest in all of the outstanding common stock of Beyond the Wall.

c.	The note holders agreed to delete all provisions in the notes requiring the issuer of the notes to make mandatory prepayments based on the occurrence of certain events.

d.	The note holders agreed to delete provisions in the notes prohibiting the issuer from: (i) incurring any indebtedness for borrowed money; (ii) selling, or entering into any agreement to sell, all or substantially all of the assets or all or substantially all of the capital stock of the issuer; or (iii) entering into any transaction with an affiliate, other than transactions with the Company, Network Event Theater, Inc. and/or their successors, that have fair and reasonable terms which are no less favorable to the issuer than would be obtained in a comparable arms-length transaction with a person or entity that is not an affiliate.

2.    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany items and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and equivalents include all cash, demand deposits and money market accounts with maturities of three months or less.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets generally over three to five years. Expenditures for maintenance and repairs are charged to operations as incurred.

Prior to July 2001 and in accordance with Financial Accounting and Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recorded impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of those assets. In July 2001, the Company adopted FASB Statement No. 144, "According for the Impairment or Disposal of Long-Lived Assets", which superceded SFAS No. 121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment.

Deferred Acquisition Costs

Deferred acquisition costs related to pending transactions are accounted for as part of the purchase consideration if and when the transaction is completed. If the Company does not complete the transaction, those costs are charged to operations in the period that the Company's efforts to complete the transaction are terminated.

Investments

The Company accounts for its nominal interests in investments at cost, and periodically reviews such investments for impairment.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Loss Per Share

The Company calculates net loss per share as required by SFAS No. 128, "Earnings per Share". Basic earnings per share excludes any dilution for common stock equivalents and is computed by dividing net loss by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per share does not consider such dilution if its effect would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for all periods presented.

Stock-Based Compensation

The Company generally grants stock options to management and employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123, as amended by SFAS No. 148 (see Note 12).

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash and cash equivalents, accounts payable and accrued liabilities as of September 30, 2004 and 2003 approximates their respective fair values due to the demand or short-term nature of those instruments and their underlying liquidity.

Long-term debt and preferred stock classified as long-term debt are presented at face value plus accrued interest and dividends through the due date. Note receivable is presented at face value plus accrued interest through the financial statement date.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.

3.    Recent Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. Accordingly, the implementation of the provisions of FIN 46R did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

4.    Related Party Transactions

Affiliate Loans

During August 2003, the Company's subsidiary, Beyond the Wall, Inc., borrowed $100,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund the operations of Beyond the Wall, Inc. The loans, which were due December 31, 2003, were repaid in September 2003 and were secured by real estate owned by Beyond the Wall, Inc. As partial consideration for the loans, the Company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes option-pricing model and had an aggregate fair value of $88,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $88,000 was recognized as interest expense with a corresponding increase in additional paid-in capital.

During August 2003, the Company also borrowed $25,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund, in part, the Company's investment in KES Holdings (see "Investment in KES Holdings" below). The loans, which were due December 31, 2003, were repaid in September 2003 and were unsecured. As partial consideration for the loans, the Company issued to each lender warrants to purchase 100,000 shares of common stock, exercisable through August 31, 2008 at $0.16 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes option-pricing model and had an aggregate fair value of $32,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $32,000 was recognized as interest expense with a corresponding increase in additional paid-in capital.

Investment in KES Holdings

In September 2003, the Company announced that it made an investment of $125,000 for a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a non-operating steel mini-mill located in Ashland, Kentucky. On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the steel-mini-mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000. KES ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003. The steel mini-mill had been in operation for approximately 50 years, and was refurbished by KES Acquisition subsequent to its acquisition. The refurbished steel mini-mill has been generating revenues since early 2004.

In addition to the Company, investors in KES Holdings include, among others, affiliates of Libra Securities, LLC, a Delaware limited liability company, which is a broker-dealer registered with the Securities and Exchange Commission and an NASD member ("Libra"), consisting of Libra's parent entity, certain employees of Libra and the Ravich Revocable Trust of 1989 (Jess M. Ravich, Trustee) (the "Ravich Trust"). Robert Scott Fritz, one of the directors of the Company, is also an investor in KES Holdings. Jess M. Ravich, the President and Chief Executive Officer of Libra and the principal stockholder of Libra's parent entity, is the manager of KES Holdings, but does not have a controlling equity interest in KES Holdings. Hal G. Byer, a director of the Company, is a Senior Vice President of Libra, and by virtue of his employment with Libra, Mr. Byer has an economic interest in the investment in KES Holdings made by Libra's parent entity. The contributions of the members of KES Holdings were used in part to fund the purchase price of the steel mini-mill, with the balance used for start-up costs, working capital purposes and payment of deferred maintenance of the steel mini-mill.

Effective July 18, 2004, the Company entered into a preliminary letter of intent with KES Holdings to acquire KES Acquisition. In conjunction with the proposed acquisition, the Company will form a new subsidiary in which it will own 80.01% of the total outstanding common stock and 100% of the voting common stock, and will capitalize that subsidiary with $500,000. In connection with the acquisition, the new subsidiary is expected to issue to the owners of KES Acquisition in exchange for 100% of their equity interest in KES Acquisition (i) $25,000,000 of its non-convertible non-voting redeemable preferred stock with a redemption price equal to $25,000,000 and a 13% annual cumulative dividend and (ii) senior subordinated promissory notes in the aggregate principal amount of $40,000,000 with an annual interest rate of 8%. As part of this transaction, the remaining 19.99% common stock interest in the new subsidiary will be owned by the former owners of KES Acquisition.

The letter of intent is subject to, among other conditions, negotiation, preparation and execution of definitive transaction documents, preparation of consolidated financial statements, compliance with state and federal securities laws and regulations, and receipt of requisite corporate approvals. The transaction is expected to close in the first calendar quarter of 2005. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. Furthermore, even if the transaction is completed, there can be no assurances that the future operations of the steel mini-mill will be successful.

Through September 30, 2004, the Company incurred $175,000 in professional fees with respect to this transaction, which the Company has presented as deferred costs in the consolidated balance sheet at September 30, 2004. These costs will be accounted for as part of the purchase consideration if and when this transaction is completed. If the Company does not complete this transaction, these costs will be charged to operations in the period that the Company's efforts to complete this transaction are terminated.

The Ravich Trust currently owns 1,000,000 shares of redeemable preferred stock and 1,860,000 shares of common stock of the Company. The Ravich Trust also owns warrants to purchase 500,000 shares of common stock of the Company exercisable through August 31, 2008, 400,000 of which are exercisable at $0.11 per share and 100,000 of which are exercisable at $0.16 per share.

In May 2003, the Company's three directors who were appointed at the closing of the January 2003 debt restructuring each paid $2,500 ($0.04 per share) to acquire an option from the Ravich Trust to purchase 62,500 shares at $0.36 per share of the Company's preferred stock issued to the Ravich Trust in January 2003, exercisable until December 31, 2006 or earlier upon the occurrence of certain events. In July 2004, Mr. Diamond irrevocably waived any and all rights related to his option.

5.    Discontinued Operations

In December 2001, the Company discontinued its Teen.com website. In connection with the discontinuance of that business, the Company incurred a charge of $348,000 relating primarily to the write-off of property and equipment and an accrual for severance.

In March 2002, the Company announced a plan to move its Seattle operations to its New York office. In April 2002, the Company finalized its transition plan, which resulted in the termination of 30 employees, and completed the transition in June 2002. The Company recorded a restructuring charge, which is included in loss from discontinued operations, during the year ended June 30, 2002 of approximately $519,000 relating to this decision, which included severance costs of $186,000, lease costs of $126,000 for a lease expiring November 2002, and $207,000 relating to the abandonment of certain fixed assets.

On August 5, 2002, the Company sold substantially all of its media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc., for gross proceeds of $7,000,000 plus a working capital adjustment of an additional $283,000, which resulted in a gain of approximately $246,000 at the time of sale, and which is included in the total gain on disposal of discontinued operations for the three months ended September 30, 2002. As a result of the sale, the media segment of the Company's operations was discontinued during the three months ended September 30, 2002.

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

During the year ended September 30, 2003, the Company wrote off approximately $316,000 of fixed assets, net of proceeds from the equipment sales, relating to the closing of its corporate office in New York in November 2002.

Effective February 25, 2004, the Company's wholly-owned subsidiary, Beyond the Wall, Inc. ("BTW"), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW), for $1,920,000, consisting of a cash payment of $820,000 and a subordinated secured promissory note (the "Note") for $1,100,000, with interest at 10% per annum, due October 31, 2006. The buyer had the right to make certain optional principal pre-payments on the Note by June 30, 2004, which would result in the principal balance of the Note being adjusted downward, in excess of such principal pre-payments, based on an agreed-upon sliding scale as set forth in the Note.

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note.

The Company initially recognized a loss of $565,000 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the year ended September 30, 2004. As a result of the sale, the retail segment operations were discontinued during the year ended September 30, 2004.

The loss from discontinued operations for the year ended September 30, 2004 of $550,000 consists of an operating loss of $1,050,000, offset by a gain resulting from the reduction of a prior accrual with respect to the closing of retail stores. The reduction in the accrual was a result of the Company reaching settlements with landlords below what had been originally accrued.

Net revenues and losses from discontinued operations are as follows (in thousands):

	Years ended September 30,		Three months ended September 30, 2002	Year ended June 30, 2002
	2004	2003
Net revenues	$7,749	$9,203	$6,845	$33,218

Gain (loss) from discontinued operations	$(550)	$(2,997)	$122	$(12,261)
Gain (loss) on disposal of discontinued operations	(822)	700	482	877
Net gain (loss) from discontinued operations	$(1,372)	$(2,297)	$604	$(11,384)

As of September 30, 2004 and 2003, the Company has accrued liabilities of $2,499,000 and $4,859,000, respectively, remaining from its discontinued businesses. The accruals primarily consists of severance, lease payments and other costs related to the operations of the discontinued businesses.

6.    Redeemable Preferred Stock

In connection with the January 2003 debt restructuring agreement with the holders of the YSTM Notes and pursuant to the Company's amended articles of incorporation, authorizing the issuance of up to 5,000,000 shares of preferred stock, the Company issued 1,000,000 shares of Series A Preferred Stock with the following characteristics:

a.	Dividend Rights. The holders of the shares of preferred stock are entitled to receive, when and as declared by the Company's board of directors, out of funds legally available for that purpose, cumulative preferential dividends in cash at the rate of 4% a year on the face amount of $4 per share payable quarterly.

b.	Redemption. The Company shall redeem all of the preferred stock outstanding as of December 31, 2010 at $4.00 per share, plus all accrued and unpaid dividends thereon. As of September 30, 2004, the redemption value of the total issued and outstanding shares of redeemable preferred stock totaled $5,269,000. The Company has the option in 2004 to repurchase all or a portion of preferred stock outstanding for 75% of its face amount plus 100% of accrued and unpaid dividends thereon.

c.	Convertibility and Voting Rights. The Series A Preferred Stock is not convertible into any other security of the Company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock or except as granted to holders by law.

Because the preferred stock is mandatorily redeemable, it is classified as a long term liability in accordance with SFAS No. 150 at the future redemption value of $5,269,000, including cumulative dividends, with no future accretion adjustments to the balance to be taken against stockholders' equity (deficit) in subsequent periods.

7.    Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30,
	2004	2003
Promissory note	$3,953	$3,953
Promissory note	1,000	1,000
	4,953	4,953
Less unamortized original issue discount attributed to promissory notes	(39)	(40)
	4,914	4,913
Less current portion	—	—
	$4,914	$4,913

In July 1998, the Company issued subordinated notes to accredited investors in the aggregate amount of $5,000,000 less an original discount of $188,000 (the "NET Notes"). These notes bore interest at 11% per annum and were due in July 2003. In connection with the issuance of the subordinated notes, the Company issued 375,000 warrants to the accredited investors for $188,000, and 150,000 warrants to the placement agent. Each warrant, which expired in July 2003, entitled the holder to purchase one share of the Company's common stock for $4.125, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal conducted at that time, the 525,000 warrants were valued at $740,000. The value of the warrants and closing costs of $314,000 was recorded as deferred financing costs and was amortized over the term of the subordinated notes. The original issue discount of $188,000 was also amortized over the term of the related debt. On September 8, 2002, NET failed to make the interest payment due on the NET Notes, constituting an event of default under the terms of the NET Notes, and as a result, the holder of a majority of the NET Notes declared these notes due and payable under the terms of the NET Notes. In January 2003, the Company reached a debt restructuring agreement with the holders of the NET Notes to cancel all the principal of and interest on the NET Notes in exchange for aggregate cash payments of $3,000,000. As of January 2003, the carrying value of the debt, including accrued interest and unamortized deferred closing costs and discount, was $5,448,000. The settlement of the NET Notes resulted in a gain totaling $2,448,000.

In March 2000, the Company issued a note to a finance company in the amount of $1,971,000 (the "Equipment Note"). The note bore interest at the rate of 11.95% per annum and was payable in 36 equal monthly payments commencing in March 2000. The note was secured by certain equipment owned by NET. NET failed to make payments of approximately $65,000 due on August 1, 2002 and $65,000 due on September 1, 2002, in connection with the Equipment Note. On September 6, 2002, NET received notice from the finance company holding the Equipment Note stating that the entire outstanding indebtedness ($496,000) under the Equipment Note was due and payable pursuant to the terms of the note. On September 16, 2002, the holder of the Equipment Note commenced litigation against NET seeking repayment of the note. In December 2002, the Company reached an agreement with the holder of the Equipment Note and (a) paid $470,000 in exchange for the cancellation of the principal of and interest on the Equipment Note, totaling $516,000, and (b) transferred title of the equipment securing the Equipment Note to the finance company. This transaction resulted in a gain of $46,000.

In June 2000, the Company issued subordinated notes to an accredited investor in the amount of $12,000,000, less an original issue discount of $420,000 (the "YSTM Notes"). The notes bore interest at 11% per annum and were due in June 2005. In connection with the issuance of the subordinated notes, the Company issued 1,020,000 warrants to accredited investors in exchange for $420,000. Each warrant, which expires in June 2005, entitles the holder to purchase one share of the Company's common stock for $5.9375, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal at that time, the 1,020,000 warrants were valued at $3,346,000. The value of the warrants and closing costs of $494,000 were recorded as deferred financing costs and were amortized over the term of the subordinated note. The original issue discount of $420,000 was amortized over the term of the related debt. On August 31, 2002, the Company failed to make interest payments due on the YSTM Notes, constituting an event of default under the terms of the YSTM Notes. On September 9, 2002, the holders of the YSTM Notes declared this note due and payable under the terms of the YSTM Notes. In January 2003, as part of the debt restructuring, the Company reached an agreement with the holders of the YSTM Notes to cancel all of the principal and interest on the YSTM Notes in exchange for (a) cash of $1,500,000; (b) 1,000,000 shares of redeemable preferred stock of the Company; (c) 3,486,875 shares of common stock of the Company; and (d) a $3,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company's stock in Beyond the Wall.

In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000 (the "YSTM 2 Note"). The note bore interest at 11% per annum and was due in July 2005. In connection with the issuance of the subordinated note, the Company issued 60,000 warrants to an accredited investor in exchange for $35,000. Each warrant, which expires in July 2005, entitles the holder to purchase one share of the Company's common stock for $3.75, the market price of the Company's common stock at the date of issuance. Based on an independent appraisal at that time, the 60,000 warrants were valued at $197,000. The value of the warrants was recorded as deferred financing costs and was amortized over the term of the subordinated note. The original issue discount of $35,000 was amortized over the term of the related debt. On August 31, 2002, the Company failed to make an interest payment due on the YSTM 2 Note, constituting an event of default under the terms of the YSTM 2 Note, and the holder of the note had the right to declare this note immediately due and payable. In January 2003 the Company reached an agreement with the holder of the YSTM 2 Note to cancel all of the principal and interest on the YSTM 2 Note in exchange for (a) a $1,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company's stock in Beyond the Wall; and (b) 498,125 shares of the Company's common stock. No gain or loss was recognized on the settlement.

In January 2003, as part of the debt restructuring the Company issued a promissory note to an accredited investor with a face amount of $3,000,000 and total future interest payments of $953,000. The note bears interest at 4% per annum with accrued interest and principal due December 31, 2010. This note was issued as part of the January 2003 debt restructuring whereby the YSTM Notes were extinguished in exchange for a $1,500,000 cash payment, issuance of 3,486,875 shares of common stock, valued at $223,000, issuance of 1,000,000 shares of redeemable preferred stock and issuance of a

$3,000,000 promissory note secured by the Company's pledge of all of its stock in its subsidiary, Beyond the Wall. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note were less than the adjusted carrying value of the YSTM Notes, the promissory note was recorded at the undiscounted future cash value of $3,953,000 with no interest expense to be recognized over the remaining life of the new note. The restructuring of the YSTM Notes resulted in a gain totaling $306,000.

In January 2003, the Company issued a promissory note to an accredited investor with a face value of $1,000,000 and total future interest payments of $318,000. The note bears interest at 4% per annum with accrued interest and principal due December 31, 2010. This note was issued as part of the January 2003 debt restructuring whereby the YSTM 2 Note was extinguished in exchange for the issuance of 498,125 shares of common stock, valued at $32,000, and issuance of the promissory note secured by the Company's pledge of all of its stock in its subsidiary, Beyond the Wall. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note, including principal and accrued interest, were greater than the adjusted carrying value of the YSTM 2 Note, the promissory note issued was recorded at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $41,000.

8.    Loss on Impairment of Assets

Operating results at the Company's Trent subsidiary declined during 2002. In the fourth quarter of fiscal 2002, the Company evaluated the recoverability of the goodwill of this subsidiary in accordance with its accounting policy. This evaluation indicated that the carrying value of the goodwill of this subsidiary was impaired. As a result, in fiscal 2002 the Company recorded goodwill impairment charges totaling $7,439,000 in the retail segment. In addition, the Company determined during fiscal year 2002 that the fixed assets related to its satellite network were impaired as the Company decided to use alternative means of showing movies on college campuses for the 2003 season. In May 2002, the Company recognized a charge of $672,000 for impairment of these fixed assets which were owned by NET within the media segment. The impairment charges from the Trent subsidiary have been recorded as a loss on impairment of assets and included in discontinued operations in the consolidated statement of operations for the year ended June 30, 2002, and the impairment charges from the satellite network equipment have also been recorded as a loss from discontinued operations for the year ended June 30, 2002.

9.    Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,
	2004	2003
Office equipment	$140	$140
Less accumulated depreciation	(115)	(95)
Property and equipment, net	$25	$45

10.    Income Taxes

At September 30, 2004, the Company had a net operating loss carryforward for federal income tax purposes of approximately $284,813,000 that expires from 2012 through 2024. The use of approximately $36,000,000 of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of approximately $113,908,000 has been recognized to offset the net deferred tax asset principally related to the net operating loss carryforward. The valuation allowance increased by approximately $3,082,000, $69,479,000 and $10,646,000 for the years ended September 30, 2004 and 2003, and June 30, 2002, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of September 30, 2004 and 2003 are as follows (in thousands):

	September 30,
	2004	2003
Net operating loss carryforwards	$113,646	$110,513
Other	262	313
Total deferred tax assets	113,908	110,826
Valuation allowance	(113,908)	(110,826)
Net deferred tax asset	$—	$—

No federal tax provision has been provided for the periods ended September 30, 2004, September 30, 2003 and June 30, 2002 due to the significant losses incurred to date.

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

11.    Stockholders' Equity (Deficiency)

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company's common stock aggregating up to $2,000,000. As of September 30, 2004, the Company held in treasury 607,500 shares purchased on the open market at a cost of $829,000.

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

During August 2003, the Company's subsidiary, Beyond the Wall, Inc., borrowed $100,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund the operations of Beyond the Wall, Inc. The loans, which were due December 31, 2003, were repaid in September 2003 and were secured by real estate owned by Beyond the Wall, Inc. As partial consideration for the loans, the Company issued to each lender warrants to purchase 400,000 shares of common stock, exercisable through August 31, 2008 at $0.11 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes option-pricing model and had an aggregate fair value of $88,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $88,000 was recognized as interest expense with a corresponding increase in additional paid-in capital.

During August 2003, the Company also borrowed $25,000 from each of Jonathan V. Diamond and the Ravich Trust, which was used to fund, in part, the Company's investment in KES Holdings (see Note 4). The loans, which were due December 31, 2003, were repaid in September 2003 and were unsecured. As partial consideration for the loans, the Company issued to each lender warrants to purchase 100,000 shares of common stock, exercisable through August 31, 2008 at $0.16 per share, the closing bid price of the Company's common stock on the date of the loans. The warrants were valued using the Black-Scholes option-pricing model and had an aggregate fair value of $32,000, which would have been recognized ratably over the term of the loan. Since the loan was repaid before September 30, 2003, however, the entire $32,000 was recognized as interest expense with a corresponding increase in additional paid-in capital.

Securities entitling the holder to acquire shares of common stock that have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are as follows:

	September 30,		June 30, 2002
	2004	2003
Stock options	1,205,404	1,086,544	1,882,013
Common stock purchase warrants	1,000,000	2,462,000	1,462,000

12.    Stock Options and Warrants

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

During October 2003, the Company issued an option to purchase 50,000 shares of common stock to its Chief Executive Officer, exercisable through October 2010 at $0.26 per share, which was the fair market value on the date of issuance.

On June 3, 2004, the Board of Directors appointed Patrick J. Panzarella as a director of the Company and granted him an option to purchase 200,000 shares of common stock exercisable at the closing common stock price on the date of grant of $0.14 per share for a period of seven years. The option was fully vested upon grant.

Pro forma information regarding net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended September 30, 2004 and 2003, and June 30, 2002:

	Years ended September 30,		Year ended June 30, 2002
	2004	2003
Risk-free interest rate	4.00%	3.00%	3.82%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company's common stock	1.002	3.505	1.060
Average life	7.0 years	7.0 years	3.0 years

The following table presents the effect on net loss and net loss per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123.

(In Thousands, Except Per Share Amounts)

	Years ended September 30,		Three months ended September 30, 2002	Year ended June 30, 2002
	2004	2003
Net loss attributable to common shares, as reported	$(2,366)	$(3,128)	$(2,179)	$(20,512)
Add: Total stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(39)	(51)	(1,269)	(5,076)
Net loss, pro forma	$(2,405)	$(3,179)	$(3,448)	$(25,588)
Basic and diluted net loss per common share, as reported	$(0.06)	$(0.08)	$(0.07)	$(0.67)
Basic and diluted net loss per common share, pro forma	$(0.06)	$(0.08)	$(0.10)	$(0.84)

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

In May 2001, the Company approved a Voluntary Stock Option Exchange Program to be carried out under the Company's 2000 Stock Incentive Plan. Employees were given the option to exchange all or a portion of their options on July 20, 2001, with an exercise price equal to or greater than $9.00. In exchange, employees were eligible to receive, six months and one day after cancellation, new options for 80% of the number of shares covered by the cancelled options, with an exercise price equal to the fair market value of the Company's common stock on the date of the new grant. On July 20, 2001, 743,800 options were cancelled, and 518,319 options were reissued on January 22, 2002.

The following table summarizes the 2000 Plan and the effects from the execution of the Voluntary Stock Option Exchange Program initiated in May 2001:

	Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2001	3,942,021	$7.09
Options granted	1,097,652	$1.32
Options canceled	(3,157,660)	$7.88
Options exercised	—	—
Options outstanding at June 30, 2002	1,882,013	$2.53
Options granted	950,000	$0.05
Options canceled	(1,745,469)	$2.61
Options exercised	—	—
Options outstanding at September 30, 2003	1,086,544	$0.25
Options granted	250,000	$0.16
Options canceled	(131,140)	$0.92
Options exercised	—	—
Options outstanding at September 30, 2004	1,205,404	$0.16
Options exercisable at September 30, 2004	1,205,404
Options exercisable at September 30, 2003	997,237
Options available for future grant at September 30, 2004	3,794,596

Information regarding the options outstanding under the 2000 Plan at September 30, 2004 is as follows:

Exercise Price	Number of Options Currently Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life	Number Exercisable	Average Exercise Price
$0.04	875,000	$0.04	5.6 years	875,000	$0.04
$0.14	200,000	$0.14	6.7 years	200,000	$0.14
$0.26	50,000	$0.26	6.0 years	50,000	$0.26
$1.17	40,000	$1.17	7.3 years	40,000	$1.17
$1.63	40,404	$1.63	6.6 years	40,404	$1.63
	1,205,404	$0.16	5.9 years	1,205,404	$0.16

The weighted average fair value of options granted during the years ended September 30, 2004 and 2003, and June 30, 2002 was $0.16, $0.05 and $4.62, respectively.

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock (see Note 11).

The following table summarizes warrant transactions:

	Shares	Weighted Average Exercise Price
Warrants outstanding at July 1, 2001	—	—
Warrants granted	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Warrants outstanding at June 30, 2002	—	—
Warrants granted	1,000,000	$0.12
Warrants canceled	—	—
Warrants exercised	—	—
Warrants outstanding at September 30, 2003	1,000,000	$0.12
Warrants granted	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Warrants outstanding at September 30, 2004	1,000,000	$0.12
Warrants exercisable at September 30, 2004	1,000,000	$0.12
Warrants exercisable at September 30, 2003	1,000,000	$0.12

Information regarding the warrants outstanding at September 30, 2004 is as follows (all warrants were issued during the year ended September 30, 2003):

Exercise Price	Number of Warrants Currently Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number Exercisable	Average Exercise Price
$0.11	800,000	$0.11	3.9 years	800,000	$0.11
$0.16	200,000	$0.16	3.9 years	200,000	$0.16
	1,000,000	$0.12	3.9 years	1,000,000	$0.12

The weighted average fair value of warrants granted during the year ended September 30, 2003 was $0.12.

13.    Commitments and Contingencies

Leases

Rent expense was approximately $15,000, $168,000 and $554,000 for the years ended September 30, 2004 and 2003, and June 30, 2002, respectively. At September 30, 2004, approximately $432,000 in lease obligations were classified as current liabilities. These leases relate to obligations for which the Company is still liable, although the premises are no longer occupied or assets to which they apply were previously written off. Of the total, approximately $141,000 applies to continuing operations, and approximately $291,000 relates to discontinued operations.

Litigation

During fiscal 2003, the Company was involved in an arbitration filed in New York by the Company's former President and Chief Executive Officer seeking damages for alleged breach of his employment agreement, among other things. The Company reached an agreement in October 2003 to settle the dispute for nominal consideration.

The Company and/or its former subsidiary, Beyond the Wall, are also defendants in various other lawsuits and claims from various trade creditors and former landlords seeking damages aggregating approximately $300,000. Certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at September 30, 2004.

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

14.    401(k) Plan

During 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under this Plan were defined as all full-time employees with one year of service. All eligible participants could elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company could make discretionary matching contributions to the Plan, subject to board approval. The Company's last matching contribution was approximately $51,000 for the year ended June 30, 2002. This Plan was terminated effective March 15, 2003.

15.    Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2004 and 2003, which has been restated to reflect the operations of Beyond the Wall as discontinued for all periods presented (in thousands, except per share amounts):

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
General and administrative expense – corporate	$220	$150	$371	$329
Loss from operations	$(225)	$(155)	$(376)	$(334)
Loss before provision for income taxes	$(216)	$(147)	$(375)	$(344)
Loss from continuing operations	$(141)	$(146)	$(363)	$(344)
Loss from discontinued operations	$(68)	$(5)	$(156)	$(321)
Loss on disposal of discontinued operations	$—	$—	$(822)	$—
Net loss	$(209)	$(151)	$(1,341)	$(665)
Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.01)	$—	$(0.01)	$(0.01)
Loss from discontinued operations	$—	$—	$—	$(0.01)
Loss on disposal of discontinued operations	$—	$—	$(0.02)	$—
Net loss	$(0.01)	$—	$(0.03)	$(0.02)
Weighted average shares of common stock outstanding – basic and diluted	39,242	39,242	39,242	39,242

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
General and administrative expense – corporate	$551	$485	$621	$907
Loss from operations	$(556)	$(490)	$(626)	$(912)
Income (loss) before provision for income taxes	$(703)	$(489)	$1,950	$(1,559)
Income (loss) from continuing operations	$(725)	$(493)	$1,945	$(1,558)
Income (loss) from discontinued operations	$174	$(539)	$(1,217)	$(1,415)
Gain on disposal of discontinued operations	$700	$—	$—	$—
Net income (loss)	$149	$(1,032)	$728	$(2,973)
Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$0.05	$(0.04)
Income (loss) from discontinued operations	$—	$(0.01)	$(0.03)	$(0.04)
Gain on disposal of discontinued operations	$0.02	$—	$—	$—
Net income (loss)	$—	$(0.02)	$0.02	$(0.08)
Weighted average shares of common stock outstanding – basic and diluted	39,242	39,242	38,224	35,257

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2005		YOUTHSTREAM MEDIA NETWORKS, INC.
(Registrant)
	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN V. DIAMOND	Chief Executive Officer and Chairman of the Board	January 13, 2005

Jonathan V. Diamond

/s/ ROBERT N. WEINGARTEN	Chief Financial Officer	January 13, 2005

Robert N. Weingarten

/s/ HAL BYER	Director	January 13, 2005

Hal Byer

/s/ ROBERT SCOTT FRITZ	Director	January 13, 2005

Robert Scott Fritz

/s/ PATRICK J. PANZARELLA	Director	January 13, 2005

Patrick J. Panzarella

S-1