Form 10-K/A
period 2004-09-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2005-01-28
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]            No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

Yes [    ] No [X]

As of December 31, 2004, there were 39,242,000 shares of the registrant's common stock outstanding.

As of December 31, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant was $14,044,455 (based on the closing price of the registrant's common stock on such date of $0.45 per share).

Documents incorporated by reference: None.

EXPLANATORY NOTE

This amended Annual Report on Form 10-K is being filed for the purpose of amending Item 15. Exhibits and Financial Statement Schedules to include certain consents of the Company's independent registered public accounting firms with respect to the incorporation by reference in the Registration Statement (Form S-8 No. 333-32022) pertaining to the YouthStream Media Networks, Inc. 2000 Stock Incentive Plan of auditors' reports relating to financial statements which appear in the Annual Report on Form 10-K for the year ended September 30, 2004.

The Company has made no further changes to the Annual Report on Form 10-K as originally filed. Except as specifically noted herein, all other information in this amended Annual Report on Form 10-K is as of the date the Annual Report on Form 10-K was originally filed. This amended Annual Report on Form 10-K is not intended to provide an update of the Annual Report on Form 10-K as originally filed, and does not reflect any subsequent information or events after the Annual Report on 10-K was originally filed.

YOUTHSTREAM MEDIA NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K/A

Amendment No. 1

For the Fiscal Year Ended September 30, 2004

TABLE OF CONTENTS

Page
Part IV
Item 15. Exhibits and Financial Statement Schedules	4
SIGNATURES	11
INDEX TO EXHIBITS	12

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(b) Exhibits:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed May 27, 1998).
3.4	Certificate of Designation for Preferred Stock of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 99.3 to the Company's Form 8K filed February 7, 2003).
3.5	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 3.5 to the Company's Amended Form 10-K/A, filed March 5, 2004).
3.6	Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
3.7	Bylaws (incorporated by reference to Exhibit 4.2 to YouthStream's Registration Statement on Form S-8, Registration No. 333-32022, filed on March 9, 2000).
3.8	Amendment to Bylaws (incorporated by reference to Exhibit 3.8 to the Company's Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
4.2	Underwriter's Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.1	Employment Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.2	Employment Agreement between the Company and Harlan D. Peltz (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.3	Employment Agreement between the Company and Don Leeds (incorporated by reference to Exhibit 1 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).
10.4	Non-Incentive Stock Option Agreement dated June 17, 1996 between the Company and Don Leeds incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarterly period ended June 30, 1996).
10.5	Employment Agreement between the Company and Bruce L. Resnik (incorporated by reference to Exhibit 2 to the Company's Form 10-QSB for the quarterly period ended September 30, 1996).

10.6	NET Portfolio Investors Agreement dated December 21, 1995 between the Company and NET Portfolio Investors, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.7	Standard Form of School Contract (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.8	Asset Purchase Agreement dated September 13, 1996 among American Passage Media Corporation, Gilbert Scherer, the Company and American Passage Media, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K, filed on September 28, 1996).
10.9	Option Agreement between the Company and American Passage Media corporation (incorporated by reference to Exhibit 5 to the Company's Form 8-K, filed on September 28, 1996).
10.10	Bill of Sale and Agreement dated January 31, 1997 among SCCGS, Inc., Sirrom Capital Corporation, Campus Voice, L.L.C. and the Company (incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.11	Asset Purchase Agreement dated April 11, 1997 among Posters Preferred, Inc., Dennis Roche, Brian Gordon and the Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.12	Asset Purchase Agreement dated April 30, 1997 among the Company, Pik:Nik Media, LLC, Pik:Nik, LLC and Garth Holsinger, Annett Schaefer-Sell and Sunny Smith (incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.13	Stock Purchase Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institutional Fund, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.14	Registration Rights Agreement dated June 24, 1997 among Warburg, Pincus Emerging Growth Fund, Inc., Small Company Growth Portfolio of Warburg, Pincus Institution Fund, Inc., and the Company (incorporated by reference to Exhibit 10.33 to the Company's Form 10-KSB for the fiscal year ended June 30, 1997).
10.15	Stock Purchase Agreement dated December 23, 1997 between the Company and Dirrom Investments, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.16	Placement Manager Agreement (incorporated by reference to Exhibit 10.17 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.17	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.18	Loan Agreement dated December 30, 1997 between First Union National Bank, American Passage Media, Inc., Beyond the Wall, Inc. and Campus Voice, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.19	Unconditional Guaranty dated December 30, 1997 by the Company and National Campus Media, Inc. in favor of First Union National Bank (incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

10.20	Merger Agreement dated June 9, 1999 among the Company, Trent Acquisition Co., Inc., Trent Graphics, Inc. and Charles Sirolly, Thomas Sirolly, Daniel Sirolly and William Sirolly (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed June 24, 1999).
10.21	Asset Purchase Agreement dated June 10, 1999 among the Company, Pik:Nik Media, Inc., HelloXpress USA, Inc., and Dalia Smith and Ron Smith (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed June 24, 1999).
10.22	Option Agreement dated August 3, 1999 among the Company, New CW, Inc., CollegeWeb.com, Inc. and J. Alexander Chriss and Todd M. Ragaza (incorporated by reference to Exhibit 10.22 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.23	Agreement and Plan of Merger dated August 3 1999 among the Company, New CW, Inc., CollegeWeb.com, Inc. and J. Alexander Chriss and Todd M. Ragaza (incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.24	Operating Agreement of Common Places, LLC (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1998).
10.25	Agreement and Plan of Merger dated June 28, 1999 among the Company, Common Places, LLC, YouthStream Media Networks, Inc., Nunet, Inc., Nucommon, Inc., a wholly owned subsidiary of New Parent, Harlan Peltz, Benjamin Bassi, William Townsend and Mark Palmer (incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.26	Restated Certificate of Incorporation of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.27	Rights Agreement between YouthStream Media Networks, Inc. and the Rights Agent (unsigned and undated) (incorporated by reference to Exhibit 10.27 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.28	YouthStream Media Networks, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.29	Voting Trust Agreement among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan Peltz and the Voting Trustee (incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.30	Stockholders Agreement among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan Peltz individually, Harlan Peltz as voting trustee (incorporated by reference to Exhibit 10.30 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.31	Employment Agreement between YouthStream Media Networks, Inc. And Benjamin Bassi (incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.32	Employment Agreement between YouthStream Media Networks, Inc. And Harlan Peltz (incorporated by reference to Exhibit 10.32 to the Company's Form 10-KSB for the fiscal year ended June 30, 1999).
10.33	Merger Agreement dated December 14, 1999 among the Company, Sixdegrees Acquisition Corp. and sixdegrees, inc. (incorporated by reference to Exhibit 10.33 to the Company's Form 8-K filed January 20, 2000).

10.34	Certificate of Designation of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 10.34 to the Company's Form 8-K filed January 20, 2000).
10.35	1999 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.35 to the Company's Form 8-K filed January 20, 2000).
10.36	1999 Special Stock Option Plan of the Company (incorporated by reference to Exhibit 10.36 to the Company's Form 8-K filed January 20, 2000).
10.37	1999 Special Incentive Stock Plan of the Company (incorporated by reference to Exhibit 10.37 to the Company's Form 8-K filed January 20, 2000).
10.38	Employment Agreement dated June 20, 2000 between YouthStream Media Networks, Inc. and James G. Lucchesi (incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB filed September 27, 2000).
10.39	Non-Qualified Stock Option Agreement of James G. Lucchesi dated June 20, 2000 (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KSB filed September 27, 2000).
10.40	Amendment to Employment Agreement as of June 20, 2000 between YouthStream Media Networks, Inc. and Harlan D. Peltz (incorporated by reference to Exhibit 10.40 to the Company's Form 10-KSB filed September 27, 2000).
10.41	Employment Agreement dated July 1, 2000 between YouthStream Media Networks, Inc. and Thea A. Winarsky (incorporated by reference to Exhibit 10.41 to the Company's Form 10-KSB filed September 27, 2000).
10.42	Merger Agreement dated July 13, 2000 among YouthStream Media Networks, Inc., W3T Acquisition, Inc., a wholly-owned subsidiary of YouthStream, W3T.com, Inc., Gerald Croteau, Eugene Bellotti, Donald Dion, Richard King, James Westra, Mark Fusco, Suzanne W. Bookstein and John Genest (incorporated by reference to Exhibit 10.42 to the Company's Form 10-KSB filed September 27, 2000).
10.43	Consulting and Non-Competition Agreement dated July 25, 2000 between YouthStream Media Networks, Inc. and Andrew P. Weinreich (incorporated by reference to Exhibit 10.43 to the Company's Form 10-KSB filed September 27, 2000).
10.44	Amendment No. 1 dated July 28, 2000 to Stockholders Agreement dated February 28, 2000 among YouthStream Media Networks, Inc., Benjamin Bassi, William Townsend, Mark Palmer, Harlan D. Peltz, individually, and Harlan D. Peltz, as voting trustee (incorporated by reference to Exhibit 10.44 to the Company's Form 10-KSB filed September 27, 2000).
10.45	Non-Qualified Stock Option Agreement of Thea A. Winarsky dated August 16, 2000 (incorporated by reference to Exhibit 10.45 to the Company's Form 10-KSB filed September 27, 2000).
10.46	Non-Qualified Stock Option Agreement of James G. Lucchesi dated September 26, 2000 (incorporated by reference to Exhibit 10.46 to the Company's Form 10-KSB filed September 27, 2000).
10.47	Non-Qualified Stock Option Agreement of James G. Lucchesi dated July 2, 2001.
10.48	Non-Qualified Stock Option Agreement of James G. Lucchesi dated July 2, 2001.
10.49	Amendment to the Employment Agreement (dated June 20, 2000) dated June 29, 2001 for James G. Lucchesi.

10.50	Amendment to Non-Qualified Stock Option Agreement (dated July 31, 2000) dated June 29, 2001 for James G. Lucchesi.
10.51	Amendment to Non-Qualified Stock Option Agreement (dated June 20, 2000) dated June 29, 2001 for James G. Lucchesi.
10.52	Asset Purchase Agreement by and between Alloy, Inc., Cass Communications, Inc., YouthStream Media Networks, Inc., American Passage Media, Inc. and Network Event Theater, Inc., dated August 5, 2002 (incorporated by reference to Exhibit 10-1 to the Company's Form 8K filed August 20, 2002).
10.53	Restructuring Agreement dated as of January 20, 2003 by and among YouthStream Media Networks, Inc., and its subsidiary, Network Event Theater, Inc., the United States Small Business Administration as Receiver for Interequity Capital Partners, LP, TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, LLC, The Charles and Adele Thurnher Living Trust Dated December 7, 1989, The Morrish Community Property Trust Dated April 15, 1998, and Jean Smith, Stanley J. Schrager, Richard Coppersmith, Rand Ravich and Jess M. Ravich, individually (incorporated by reference to Exhibit 99.2 to the Company's Form 8K filed February 7, 2003).
10.54	Promissory Note Issued from Beyond the Wall, Inc. to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.4 to the Company's Form 8K filed February 7, 2003).
10.55	Promissory Note Issued from Beyond the Wall, Inc. to Interequity Capital Partners, LP. incorporated by reference to Exhibit 99.5 to the Company's Form 8K filed February 7, 2003.
10.56	Mutual Release by and between each of Ravich Revocable Trust of 1989, Libra Securities, LLC, the United States Small Business Administration as Receiver for Interequity Capital Partners, LP, TCW Shared Opportunity Fund II, L.P., Shared Opportunity Fund IIB, LLC, The Charles and Adele Thurnher Living Trust Dated December 7, 1989, The Morrish Community Property Trust Dated April 15, 1998, and Jean Smith, Stanley J. Schrager, Richard Coppersmith, Rand Ravich and Jess M. Ravich, individually, YouthStream Media Networks, Inc. and Network Event Theater, Inc. (incorporated by reference to Exhibit 99.6 to the Company's Form 8K filed February 7, 2003.
10.57	Letter by Libra Securities, LLC. (incorporated by reference to Exhibit 99.7 to the Company's Form 8K filed February 7, 2003)
10.58	Existing Director Release to YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 99.8 to the Company's Form 8K filed February 7, 2003).
10.59	Ravich Security Agreement by and among YouthStream Media Networks, Inc., and The Ravich Revocable Trust of 1989 and the United States Small Business Administration, as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.9 to the Company's Form 8K filed February 7, 2003).
10.60	Amendment No. 1 to Restructuring Agreement dated as of January 23, 2003 by and among YouthStream Media Networks, Inc., and its subsidiary, Network Event Theater Inc., each of which is a Delaware corporation, and the Ravich Revocable Trust of 1989. (incorporated by reference to Exhibit 99.10 to the Company's Form 8K filed February 7, 2003).
10.61	Amendment No. 2 to Restructuring Agreement dated as of January 24, 2003 by and between YouthStream Media Networks, Inc., its subsidiary, Network Event Theater Inc., each of which is a Delaware corporation, the Ravich Revocable Trust of 1989 and the United States Small Business Administration as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.11 to the Company's Form 8K filed February 7, 2003).

10.62	Agreement dated June 9, 2003 by and among YouthStream Media Networks, Inc., Network Event Theater, Inc., Beyond the Wall, Inc., the Ravich Revocable Trust of 1989 and the United States Small Business Administration as Receiver for Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.1 to the Company's Form 8K filed June 16, 2003).
10.63	Amendment No. 1 to Promissory Note dated January 24, 2003 issued to the Ravich Revocable Trust of 1989. (incorporated by reference to Exhibit 99.2 to the Company's Form 8K filed June 16, 2003).
10.64	Amendment No. 1 to Promissory Note dated January 24, 2003 issued to Interequity Capital Partners, LP. (incorporated by reference to Exhibit 99.3 to the Company's Form 8K filed June 16, 2003).
10.65	Inter-Creditor Agreement between the Ravich Revocable Trust of 1989 and Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 8K filed September 11, 2003).
10.66	Promissory Note for $100,000 from Beyond the Wall, Inc., to Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Form 8K filed September 11, 2003).
10.67	Promissory Note for $100,000 from Beyond the Wall, Inc. to the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Form 8K filed September 11, 2003).
10.68	Mortgage from Beyond the Wall, Inc. to Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Form 8K filed September 11, 2003).
10.69	Mortgage from Beyond the Wall, Inc. to the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Form 8K filed September 11, 2003).
10.70	Warrant Certificate to acquire 400,000 shares of common stock, dated August 13, 2003, issued by the Company to Jonathan V. Diamond (incorporated by reference to Exhibit 10.6 to the Company's Form 8K filed September 11, 2003).
10.71	Warrant Certificate to acquire 400,000 shares of common stock, dated August 13, 2003, issued by the Company to the Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.7 to the Company's Form 8K filed September 11, 2003).
10.72	Warrant Holder Rights Agreement with respect to 400,000 shares of common stock, between the Company and Jonathan V. Diamond, dated August 13, 2003 (incorporated by reference to Exhibit 10.8 to the Company's Form 8K filed September 11, 2003).
10.73	Warrant Holder Rights Agreement with respect to 400,000 shares of common stock, between the Company and the Ravich Revocable Trust of 1989, dated August 13, 2003 (incorporated by reference to Exhibit 10.9 to the Company's Form 8K filed September 11, 2003).
10.74	Promissory Note for $25,000 from the Company to Jonathan V. Diamond, dated August 28, 2003 (incorporated by reference to Exhibit 10.10 to the Company's Form 8K filed September 11, 2003).
10.75	Promissory Note for $25,000 from the Company to the Ravich Revocable Trust of 1989, dated August 28, 2003 (incorporated by reference to Exhibit 10.11 to the Company's Form 8K filed September 11, 2003).

10.76	Warrant Certificate to acquire 100,000 shares of common stock, dated August 28, 2003, issued by the Company to Jonathan V. Diamond (incorporated by reference to Exhibit 10.12 to the Company's Form 8K filed September 11, 2003).
10.77	Warrant Certificate to acquire 100,000 shares of common stock, dated August 28, 2003, issued by the Company to the Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.13 to the Company's Form 8K filed September 11, 2003).
10.78	Asset Purchase Agreement, by and among Beyond the Wall, Inc., Clive Corporation, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed March 11, 2004).
10.79	Agreement of Sale between Beyond the Wall, Inc. and 1903 West Main Street Realty Management, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, filed March 11, 2004).
10.80	Secured Promissory Note (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K, filed March 11, 2004).
14.1	Code of Ethics—CEO (incorporated by reference to Exhibit 14.1 to the Company's Amended Form 10-K/A, filed March 5, 2004).
14.2	Code of Ethics—CFO (incorporated by reference to Exhibit 14.2 to the Company's Amended Form 10-K/A, filed March 5, 2004).
16.1	Letter from Ernst & Young LLP addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8K filed July 2, 2003).
21	Subsidiaries of the Company of the Company (incorporated by reference to Exhibit 21 to the Company's June 30, 2001 Form 10-K filed August 31, 2001).
23.1*	Consent of Weinberg & Company, P.A.
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of CEO
31.2*	Certification of CFO
32*	Certification of CEO and CFO

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2005	YOUTHSTREAM MEDIA NETWORKS, INC. (Registrant)

By: /s/ ROBERT N. WEINGARTEN Robert N. Weingarten Chief Financial Officer

YouthStream Media Networks, Inc.
Annual Report on Form 10-K/A
Amendment No. 1
Fiscal Year Ended September 30, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
23.1	Consent of Weinberg & Company, P.A.
23.2	Consent of Ernst & Young LLP
31.1	Certification of CEO
31.2	Certification of CFO
32	Certification of CEO and CFO