Form 10QSB
period 2004-12-31
YOUTHSTREAM MEDIA NETWORKS INC
filed 2005-02-18
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-27556

YOUTHSTREAM MEDIA NETWORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-4082185
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)
244 Madison Avenue, PMB #358, New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 883-0083
(Issuer's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

As of January 31, 2005, the issuer had 39,242,251 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes No

Documents incorporated by reference: None.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

The Company has elected to file a Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004, as the Company qualifies as a Small Business Issuer in accordance with Regulation S-B. The Company intends to file subsequent periodic reports under Regulation S-B.

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets — December 31, 2004 (Unaudited) and September 30, 2004	3
Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended December 31, 2004 and 2003	4
Condensed Consolidated Statement of Stockholders' Deficiency (Unaudited) — Three Months Ended December 31, 2004	5
Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended December 31, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements (Unaudited) — Three Months Ended December 31, 2004 and 2003	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14
ITEM 3. CONTROLS AND PROCEDURES	19
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 6. EXHIBITS	20
SIGNATURES

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$558,958	$674,880
Current portion of note receivable, including accrued interest	204,343	242,189
Prepaid expenses	27,805	16,624
Total current assets	791,106	933,693
Property and equipment, net	—	25,410
Note receivable, including accrued interest	47,732	245,465
Deferred costs related to KES transaction	335,146	175,144
Investment in KES Holdings	125,000	125,000
Total assets	$1,298,984	$1,504,712
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$949,773	$910,074
Accrued employee compensation	225,948	225,948
Accrued expenses	722,135	752,043
Current liabilities of discontinued operations	2,490,993	2,498,468
Total current liabilities	4,388,849	4,386,533
Long-term debt	4,914,783	4,914,211
Preferred stock subject to mandatory redemption; issued and outstanding at December 31, 2004 and September 30, 2004 – 1,000,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends, or $5,269,333	5,269,333	5,269,333
Total liabilities	14,572,965	14,570,077
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $0.01 par value, authorized – 5,000,000 shares; issued and outstanding at December 31, 2004 and September 30, 2004 – 1,000,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,849,751 shares issued and 39,242,251 shares outstanding at December 31, 2004 and September 30, 2004	398,486	398,486
Additional paid-in capital	331,200,561	331,200,561
Accumulated deficit	(344,043,452)	(343,834,836)
Treasury stock, 607,500 shares, at cost	(829,576)	(829,576)
Total stockholders' deficiency	(13,273,981)	(13,065,365)
Total liabilities and stockholders' deficiency	$1,298,984	$1,504,712

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2004	2003
REVENUES	$—	$—
EXPENSES
General and administrative expenses – corporate	189,691	328,563
Write-off of fixed assets	20,429	—
Depreciation and amortization	4,980	4,980
	215,100	333,543
Loss from operations	(215,100)	(333,543)
Interest income	14,365	299
Interest expense	(10,572)	(10,260)
Loss before provision for income taxes	(211,307)	(343,504)
Provision for income taxes	—	60
LOSS FROM CONTINUING OPERATIONS	(211,307)	(343,564)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,691	(321,108)
NET LOSS	$(208,616)	$(664,672)
NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.01)	$(0.01)
Gain (loss) from discontinued operations	0.00	(0.01)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	39,242,251	39,242,251

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances at October 1, 2004	39,849,751	$398,486	$331,200,561	$(343,834,836)	$(829,576)	$(13,065,365)
Net loss	—	—	—	(208,616)	—	(208,616)
Balances at December 31, 2004	39,849,751	$398,486	$331,200,561	$(344,043,452)	$(829,576)	$(13,273,981)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,616)	$(664,672)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from discontinued operations	(2,691)	321,108
Net change in assets and liabilities of discontinued operations	(4,784)	13,745
Depreciation and amortization	4,980	4,980
Write-off of fixed assets	20,429	—
Amortization of original issue discount on subordinated notes	572	260
Accrued interest from note receivable	(11,647)	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in –
Prepaid expenses	(11,181)	70,621
Increase (decrease) in –
Accounts payable	39,699	(65,097)
Accrued employee compensation	—	(19,778)
Other accrued expenses	(29,908)	38,272
Net cash used in operating activities	(203,147)	(300,561)
CASH FLOWS FROM INVESTING ACTIVITIES
Principal and interest payments on note receivable	247,227	—
Deferred costs related to KES transaction	(160,002)	—
Net cash provided by investing activities	87,225	—
CASH AND CASH EQUIVALENTS
Net decrease	(115,922)	(300,561)
Balance at beginning of period	674,880	531,466
Balance at end of period	$558,958	$230,905
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$60

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

1.    Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its wholly-owned inactive subsidiaries, Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Beyond the Wall, Inc. ("Beyond the Wall" or "BTW"), and W3T.com, Inc. ("Teen.com") (collectively, the "Company"). During fiscal 2001, the Company reorganized into two market segments: media and retail. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany items and transactions have been eliminated in consolidation.

In August 2002, the Company sold substantially all of its remaining media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment.

In February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall was engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the three months ended December 31, 2003, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company's only revenue-generating business operation. The condensed consolidated financial statements for the three months ended December 31, 2003 have been restated to reflect Beyond the Wall's operations as a discontinued operation as a result of the disposal of the its assets and operations on February 25, 2004 (see Note 3).

The Company did not have any revenue-generating business operations during the three months ended December 31, 2004.

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2004, the results of operations for the three months December 31, 2004 and 2003, and the cash flows for the three months ended December 31, 2004 and 2003. The balance sheet as of September 30, 2004 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2005.

Financial Statement Presentation

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,836, a stockholders' deficiency of $13,065,365, a working capital deficiency of $3,452,840, and a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,365,620 and $901,443, respectively. As of December 31, 2004, the Company had an accumulated deficit of $344,043,452, a stockholders' deficiency of $13,273,981, a working capital deficiency of $3,597,743, and a net loss and negative cash flows from operating activities for the three months ended December 31, 2004 of $208,616 and $203,147, respectively. The Company has insufficient capital to fund all of its obligations. The Company also sold its remaining operating business during the year ended September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company's independent registered public accounting firm, in its report dated December 17, 2004, included an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's management intends to continue efforts to settle the Company's outstanding obligations and minimize operating costs. The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2005. However, to the extent the Company's estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the Company did not have any revenue-generating business operations at December 31, 2004. In July 2004, the Company entered into a letter of intent to acquire a steel mini-mill located in Ashland, Kentucky (see Note 2). If the Company is able to complete this transaction, the Company expects to utilize all or most of its available cash resources to fund such endeavor, and will therefore need to obtain additional operating capital to fund corporate general and administrative expenses either through internal or external resources.

The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

Stock-Based Compensation

The Company generally grants stock options to management and employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123, as amended by SFAS No. 148 (see Note 4).

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

2.    Investment in KES Holdings

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

As of December 31, 2004 and September 30, 2004, the Company incurred $335,146 and $175,144, respectively, in professional fees with respect to this transaction, which the Company has presented as deferred costs in the accompanying condensed consolidated balance sheets. These costs will be accounted for as part of the purchase consideration if and when this transaction is completed. If the Company does not complete this transaction, these costs will be charged to operations in the period that the Company's efforts to complete this transaction are terminated.

3.    Discontinued Operations

On August 5, 2002, the Company sold substantially all of its media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc. and, as a result of the sale, the media segment of the Company's operations was discontinued during the three months ended September 30, 2002.

In early fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain and incurred approximately $989,000 of store-closing costs during the three months ended December 31, 2002. The loss from discontinued operations for the three months ended December 31, 2003 of $321,108 consists of an operating loss of $821,108, offset by a gain of $500,000 resulting from the reduction of a prior accrual with respect to the closing of retail stores. The reduction in the accrual was a result of the Company completing settlements with landlords below what had been originally accrued.

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

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note. On October 31, 2004, the buyer made its scheduled principal payment on the Note of $198,000, plus accrued interest of $49,227. Remaining scheduled principal payments at December 31, 2004 with respect to the Note totaling $245,000 are as follows: October 31, 2005 – $198,000; October 31, 2006 – $47,000.

The Company initially recognized a loss of $565,000 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the three months ended March 31, 2004. As a result of the sale, the retail segment operations were discontinued during the three months ended March 31, 2004.

Net revenues and gain (loss) from discontinued operations are summarized as follows:

	Three Months Ended December 31,
	2004	2003
Net revenues	$—	$1,053,567
Gain (loss) from discontinued operations	$2,691	$(821,108)
Gain on disposal of discontinued operations	—	500,000
Net gain (loss) from discontinued operations	$2,691	$(321,108)

As of December 31, 2004 and September 30, 2004, the Company has accrued liabilities of $2,490,993 and $2,498,468, respectively, remaining from its discontinued businesses. The accruals primarily consists of severance, lease payments and other costs related to the operations of the discontinued businesses

4.    Stock-Based Compensation

During October 2003, the Company issued an option to purchase 50,000 shares of common stock to its Chief Executive Officer, exercisable through October 2010 at $0.26 per share, which was the fair market value on the date of issuance.

The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 and FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company's stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and

EITF 96-18, "Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which addresses the measurement date and recognition approach for such transactions.

Pro forma information regarding net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company's unaudited pro forma information is summarized as follows:

	Three Months Ended December 31,
	2004	2003
Net loss attributable to common shares – as reported	$(208,616)	$(664,672)
Add: Total stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	—	(13,000)
Net loss, pro forma	$(208,616)	$(677,672)
Basic and diluted net loss per common share, as reported	$(0.01)	$(0.02)
Basic and diluted net loss per common share, pro forma	$(0.01)	$(0.02)

Securities entitling the holder to acquire shares of common stock that have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are summarized as follows:

	December 31, 2004	September 30, 2004
Stock options	1,205,404	1,205,404
Common stock purchase warrants	1,000,000	1,000,000

5.    Property and Equipment

At December 31, 2004, in conjunction with the relocation of the Company's administrative offices, the Company wrote off the remaining balance of its office equipment of $20,429.

6.    Legal Proceedings

The Company and/or its former subsidiary, Beyond the Wall, are also defendants in various other lawsuits and claims from various trade creditors and former landlords seeking damages aggregating approximately $300,000. Certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at December 31, 2004 and September 30, 2004.

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

7.    Income Taxes

No current or deferred federal tax provision or benefit has been provided for the three months ended December 31, 2004 and 2003 due to the significant losses incurred to date.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

During fiscal 2001, the Company reorganized into two market segments: media and retail. In August 2002, the Company sold substantially all of its remaining media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment.

In February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall was engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the three months ended December 31, 2003, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company's only revenue-generating business operation. The condensed consolidated financial statements for the three months ended December 31, 2003 have been restated to reflect Beyond the Wall's operations as a discontinued operation as a result of the disposal of the assets and operations of Beyond the Wall on February 25, 2004.

The Company did not have any revenue-generating business operations during the three months ended December 31, 2004.

Going Concern

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,836, a stockholders' deficiency of $13,065,365, a working capital deficiency of $3,452,840, and a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,365,620 and $901,443, respectively. As of December 31, 2004, the Company had an accumulated deficit of $344,043,452, a stockholders' deficiency of $13,273,981, a working capital deficiency of $3,597,743, and a net loss and negative cash flows from operating activities for the three months ended December 31, 2004 of $208,616 and $203,147, respectively. The Company has insufficient capital to fund all of its obligations. The Company also sold its remaining operating business during the year ended September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company's independent registered public accounting firm, in its report dated December 17, 2004, included an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

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

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note. On October 31, 2004, the buyer made its scheduled principal payment on the Note of $198,000, plus accrued interest of $49,227. Remaining scheduled principal payments at December 31, 2004 with respect to the Note totaling $245,000 are as follows: October 31, 2005 – $198,000; October 31, 2006 – $47,000.

The Company initially recognized a loss of $565,000 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the three months ended March 31, 2004. As a result of the sale, the retail segment operations were discontinued during the three months ended March 31, 2004.

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

As of December 31, 2004 and September 30, 2004, the Company incurred $335,146 and $175,144, respectively, in professional fees with respect to this transaction, which the Company has presented as deferred costs in the accompanying condensed consolidated balance sheets. These costs will be accounted for as part of the purchase consideration if and when this transaction is completed. If the Company does not complete this transaction, these costs will be charged to operations in the period that the Company's efforts to complete this transaction are terminated.

Critical Accounting Policies

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

Results of Operations – Three Months Ended December 31, 2004 and 2003

The assets and operations of the Company's Beyond the Wall subsidiary were sold in February 2004, as a result of which the operations of this subsidiary for the three months ended December 31, 2003 are presented below as a discontinued operation.

General and Administrative.    For the three months ended December 31, 2004, corporate general and administrative expenses were $189,691, as compared to $328,563 for the three months ended December 31, 2003. The decrease of $138,872 or 42.3% was due to various cost reductions, including reduced corporate personnel and office expenses, in 2004 as compared to 2003. Significant components of general and administrative expenses include management compensation, legal and accounting fees and insurance costs.

Write-off of Fixed Assets.    At December 31, 2004, in conjunction with the relocation of the Company's administrative offices, the Company wrote off the remaining balance of its office equipment of $20,429.

Depreciation and Amortization.    For the three months ended December 31, 2004 and 2003, depreciation and amortization expense was $4,980 for each period.

Interest Income.    For the three months ended December 31, 2004, interest income was $14,365, as compared to $299 for the three months ended December 31, 2003, as a result of an increase in interest-bearing cash balances.

Interest Expense.    For the three months ended December 31, 2004, interest expense was $10,572, as compared to $10,260 for the three months ended December 31, 2003.

Income Taxes.    For the three months ended December 31, 2003, the Company recorded a benefit from income taxes of $60. The Company did not record any provision for or benefit from income taxes for the three months ended December 31, 2004.

Loss From Continuing Operations.    For the three months ended December 31, 2004, as a result of the aforementioned factors, the loss from continuing operations was $211,307, as compared to a loss from continuing operations of $343,564 for the three months ended December 31, 2003.

Gain (Loss) From Discontinued Operations.    For the three months ended December 31, 2004, the Company had a gain from discontinued operations of $2,691, as compared to a loss from discontinued operations of $321,108 for the three months ended December 31, 2003. The loss from discontinued operations for the three months ended December 31, 2003 of $321,108 consists of an operating loss of $821,108, offset by a gain of $500,000 resulting from the reduction of a prior accrual with respect to the closing of retail stores. The reduction in the accrual was a result of the Company completing settlements with landlords below what had been originally accrued.

Net Loss.    For the three months ended December 31, 2004, as a result of the aforementioned factors, the Company had a net loss of $208,616, as compared to a net loss of $664,672 for the three months ended December 31, 2003.

Liquidity and Capital Resources – December 31, 2004

To date, the Company has financed its operations primarily through the sale of equity securities and debt, and the sale or liquidation of its previous operating businesses. As of December 31, 2004, the Company had $558,958 in cash, a decrease of $115,922 as compared to September 30, 2004. The Company has never been profitable and as currently configured expects to continue to incur losses subsequent to December 31, 2004. Since the sale of the assets and operations of Beyond the Wall in February 2004, the Company has not had any revenue-generating business operations.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent registered public accounting firm, in its report on the Company's consolidated financial statements for the fiscal year ended September 30, 2004, has included an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company may find it necessary to rely upon financing from the issuance of debt and/or equity securities to be able to sustain its operations, acquire or develop new operations, and fund its ongoing obligations. However, there can be no assurance that the Company will be able to obtain sufficient additional capital under acceptable terms or conditions. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from a new business opportunity to meet the Company's ongoing obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's management intends to continue efforts to settle the Company's outstanding obligations and minimize operating costs. The Company believes that its current cash resources will be adequate to fund its operations at current levels during the remainder of fiscal 2005. However, to the extent the Company's estimates and assumptions are inaccurate and/or the Company is unable to successfully settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund such obligations and maintain its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

As a result of the sale of the assets and operations of Beyond the Wall in February 2004, the Company did not have any revenue-generating business operations at December 31, 2004. In July

2004, the Company entered into a letter of intent to acquire a steel mini-mill located in Ashland, Kentucky. If the Company is able to complete this transaction, the Company expects to utilize all or most of its available cash resources to fund such endeavor, and will therefore need to obtain additional operating capital to fund corporate general and administrative expenses either through internal or external resources.

The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

Operating Activities. During the three months ended December 31, 2004, the Company used $203,147 of cash in operating activities, primarily to fund its net loss in 2004 of $208,616. During the three months ended December 31, 2003, the Company used $300,561 of cash in operating activities, primarily to fund its loss from continuing operations in 2003 of $343,564.

Investing Activities. During the three months ended December 31, 2004, net cash provided by investing activities was $87,225, consisting of the October 31, 2004 scheduled principal payment of $198,000, plus accrued interest of $49,227, on the note that the Company received in the February 2004 sale of the assets and operations of Beyond the Wall, offset by $160,002 of deferred costs with respect to the KES Holdings transaction.

Financing Activities. During the three months ended December 31, 2004 and 2003, the Company did not generate or use any cash in financing transactions.

Principal Commitments

At December 31, 2004, the Company's principal commitments consisted of the following obligations:

	Payments Due by Period
Contractual cash obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Long-term debt	$4,914,783	$—	$—	$—	$4,914,783
Preferred stock subject to mandatory redemption	5,269,333	—	—	—	5,269,333
Total	$10,184,116	$—	$—	$—	$10,184,116

At December 31, 2004, the Company does not have any material commitments for operating leases or capital expenditures, or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at December 31, 2004.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and/or its former subsidiary, Beyond the Wall, are also defendants in various other lawsuits and claims from various trade creditors and former landlords seeking damages aggregating approximately $300,000. Certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company, its real estate or its other assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at December 31, 2004 and September 30, 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUTHSTREAM MEDIA NETWORKS, INC. (Registrant)

DATE: February 18, 2005	BY:	/s/ JONATHAN V. DIAMOND Jonathan V. Diamond Chief Executive Officer
DATE: February 18, 2005	BY:	/s/ ROBERT N. WEINGARTEN Robert N. Weingarten Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002