Form 10QSB
period 2005-03-31
YOUTHSTREAM MEDIA NETWORKS INC
filed 2005-07-18
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

As of May 30, 2005, the issuer had 39,242,251 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format.    Yes       No

Documents incorporated by reference:   None.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

The Company elected to file a Quarterly Report on Form 10-QSB beginning with the quarterly period ended December 31, 2004, as the Company qualified as a Small Business Issuer in accordance with Regulation S-B. The Company intends to file subsequent periodic reports under Regulation S-B.

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, financing requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update these forward-looking statements to reflect any future events or circumstances.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	September 30, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,001,817	$674,880
Current portion of note receivable, including accrued interest	214,094	242,189
Accounts receivable, less allowance for doubtful accounts of $344,822	10,816,711	—
Inventories	18,434,532	—
Prepaid expenses and other current assets	933,728	16,624
Total current assets	31,400,882	933,693
Property, plant and equipment, net	4,178,262	25,410
Note receivable, including accrued interest, less current portion	47,732	245,465
Unamortized loan costs	578,963	—
Deposits	216,035	—
Deferred costs related to KES transaction	—	175,144
Investment in KES Holdings	—	125,000
Total assets	$36,421,874	$1,504,712
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$9,357,817	$910,074
Accrued employee compensation	225,948	225,948
Accrued expenses	1,985,987	752,043
Line of credit	16,625,470	—
Current portion of equipment contract payable	73,152	—
Current liabilities of discontinued operations	2,476,741	2,498,468
Total current liabilities	30,745,115	4,386,533
Non-current liabilities:
Accrued interest payable to related parties	932,939	—
Deferred rent	162,405	—
Note payable to investor	3,952,775	3,952,775
Note payable to investor, net of unamortized discount	962,659	961,436
12% subordinated promissory notes payable to related parties	7,000,000	—
8% subordinated secured promissory notes payable to related parties	39,493,000	—
Equipment contract payable, less current portion	212,080	—
Preferred stock of subsidiary subject to mandatory redemption; issued and outstanding at March 31, 2005 – 24,733 shares of Series A 13% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $1,000.00 per share, plus cumulative dividends	25,006,079	—
Preferred stock subject to mandatory redemption; issued and outstanding at March 31, 2005 and September 30, 2004 – 1,000,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends	5,269,333	5,269,333
Minority interest – related parties	182,452	—
Total liabilities	113,918,837	14,570,077
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $0.01 par value; authorized – 5,000,000 shares; issued and outstanding at March 31, 2005 and September 30, 2004 – 1,000,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 39,849,751 shares issued and 39,242,251 shares outstanding at March 31, 2005 and September 30, 2004	398,486	398,486
Additional paid-in capital	268,168,896	331,200,561
Accumulated deficit	(345,234,769)	(343,834,836)
Treasury stock – 607,500 shares, at cost	(829,576)	(829,576)
Total stockholders' deficiency	(77,496,963)	(13,065,365)
Total liabilities and stockholders' deficiency	$36,421,874	$1,504,712

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
NET SALES	$9,133,777	$—	$9,133,777	$—
COSTS AND EXPENSES
Cost of sales	8,487,199	—	8,487,199	—
Selling, general and administrative	516,544	376,414	711,215	709,957
	9,003,743	376,414	9,198,414	709,957
Operating income (loss)	130,034	(376,414)	(64,637)	(709,957)
OTHER INCOME (EXPENSE)
Interest income	11,169	11,149	25,534	11,448
Interest expense, including $273,079 related to 13% Series A Preferred Stock and $339,678 related to 8% and 12% notes payable to related parties for the three months and six months ended March 31, 2005	(793,029)	(10,338)	(803,601)	(20,598)
Transaction costs related to KES acquisition	(792,954)	—	(792,954)	—
Other expense, net	(12,967)	—	(30,705)	—
Other income (expense), net	(1,587,781)	811	(1,601,726)	(9,150)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,457,747)	(375,603)	(1,666,363)	(719,107)
Income tax benefit	—	12,173	—	12,113
LOSS BEFORE MINORITY INTEREST	(1,457,747)	(363,430)	(1,666,363)	(706,994)
MINORITY INTEREST – related parties	266,430	—	266,430	—
LOSS FROM CONTINUING OPERATIONS	(1,191,317)	(363,430)	(1,399,933)	(706,994)
LOSS FROM DISCONTINUED OPERATIONS
Discontinued operations	—	(155,668)	—	(476,776)
Disposal of discontinued operations	—	(821,721)	—	(821,721)
LOSS FROM DISCONTINUED OPERATIONS	—	(977,389)	—	(1,298,497)
NET LOSS	$(1,191,317)	$(1,340,819)	$(1,399,933)	$(2,005,491)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Loss from discontinued operations	—	(0.02)	—	(0.03)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.04)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	39,242,251	39,242,251	39,242,251	39,242,251

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances at October 1, 2004	39,849,751	$398,486	$331,200,561	$(343,834,836)	$(829,576)	$(13,065,365)
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor company's basis	—	—	(63,031,665)	—	—	(63,031,665)
Net loss	—	—	—	(1,399,933)	—	(1,399,933)
Balances at March 31, 2005	39,849,751	$398,486	$268,168,896	$(345,234,769)	$(829,576)	$(77,496,963)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,399,933)	$(2,005,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	476,776
Loss on disposal of discontinued operations	—	821,721
Net change in assets and liabilities of discontinued operations	(21,727)	(196,620)
Depreciation and amortization	31,006	9,960
Amortization of original issue discount on subordinated notes	1,223	599
Amortization of loan costs	51,395	—
Write-off of fixed assets	20,430	—
Write-off of KES acquisition costs	792,954	—
Minority interest – related parties	(266,430)	—
Changes in operating assets and liabilities, net of effect of KES acquisition:
(Increase) decrease in −
Accounts receivable, net	(156,294)	—
Inventories	(584,061)	—
Accrued interest receivable	(21,399)	—
Prepaid expenses	(12,833)	146,194
Increase (decrease) in −
Accounts payable	(206,837)	22,703
Accrued employee compensation	—	(8,778)
Accrued interest payable	614,867	—
Accrued expenses	(240,004)	78,501
Deferred rent	(3,008)	—
NET CASH USED IN OPERATING ACTIVITIES	(1,400,651)	(654,435)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of BTW assets	—	820,000
Principal and interest payments on note receivable	247,227	—
Deferred costs related to KES transaction	(430,108)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(182,881)	820,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in line of credit	1,005,374	—
Principal payments on equipment contract payable	(8,099)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	997,275	—
NET CASH PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES	(586,257)	165,565
CASH ACQUIRED IN CONNECTION WITH KES ACQUISITION	913,194	—
CASH AND CASH EQUIVALENTS
Net increase	326,937	165,565
Balance at beginning of period	674,880	531,466
Balance at end of period	$1,001,817	$697,031
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for –
Interest	$167,569	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in connection with acquisition of KES Acquisition Company, LLC	$24,733,000	$—
Notes payable issued in connection with acquisition of KES Acquisition Company, LLC	$39,493,000	$—
Assets acquired in connection with acquisition of KES Acquisition Company, LLC, less cash acquired	$34,528,542	$—
Liabilities assumed in connection with acquisition of KES Acquisition Company, LLC	$33,673,519	$—
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor's basis	$63,031,665	$—
Loan fees capitalized and added to note principal	$125,000	$—

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

1.    Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its direct and indirect wholly and majority-owned subsidiaries: Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Beyond the Wall, Inc. ("Beyond the Wall" or "BTW"), and W3T.com, Inc. ("Teen.com") (all inactive); and YouthStream Acquisition Corp., Atacama KES Holding Corporation and KES Acquisition Company, LLC (see Note 2) (collectively, the "Company").

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Intercompany items and transactions have been eliminated in consolidation.

During fiscal 2001, the Company reorganized into two market segments: media and retail.

In August 2002, the Company sold substantially all of its remaining media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment.

In February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the three months and six months ended March 31, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company's only revenue-generating business operation. The condensed consolidated financial statements for the three months and six months ended March 31, 2004 present Beyond the Wall's operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004 (see Note 3).

Commencing March 1, 2005, the Company has included the operations of a steel mini-mill located in Ashland, Kentucky in its consolidated financial statements (see Note 2), which represents the only business segment in which the Company currently operates.

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months and six months ended March 31, 2005 and 2004, and the cash flows for the six months ended March 31, 2005 and 2004. The balance sheet as of September 30, 2004 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and six months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2005.

Going Concern

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,836, a stockholders' deficiency of $13,065,365, a working capital deficiency of $3,452,840, and had incurred a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,365,620 and $901,443, respectively. As of March 31, 2005, the Company had an accumulated deficit of $345,234,769, a stockholders' deficiency of $77,496,963 and had incurred a net loss and negative cash flows from operating activities for the six months ended March 31, 2005 of $1,399,933 and $1,400,651, respectively. As of September 30, 2004 and March 31, 2005, the Company had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company's independent registered public accounting firm, in its report dated December 17, 2004, included an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky (see Note 2). The Company utilized substantially all of its available cash resources to fund such acquisition, and will therefore need to obtain additional operating capital to fund corporate general and administrative expenses either through internal or external resources. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and has incurred losses to date. The steel mini-mill relies on cash flows from operations and a line of credit with General Electric Capital Corporation to fund its separate operations. The Company has borrowed the maximum amount available under its line of credit with General Electric Capital Corporation and is attempting to restructure the terms of the line of credit to be able to increase its borrowings thereunder.

The Company believes that its current internal and external cash resources will be adequate to fund its operations through September 30, 2005. However, to the extent the Company's estimates and assumptions are inaccurate, the Company may not have sufficient cash resources to fund its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

Stock-Based Compensation

The Company generally grants stock options to management and employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123, as amended by SFAS No. 148 (see Note 5).

Net Loss Per Share

The Company calculates net loss per share as required by SFAS No. 128, "Earnings per Share". Basic earnings per share excludes any dilution for common stock equivalents and is computed by dividing net loss by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per share does not consider such dilution if its effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(Revised 2004), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the Company's first interim or annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and has not yet determined the impact, if any, that SFAS No. 151 will have on its financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153, and has not yet determined the impact, if any, that it will have on the Company's financial statement presentation or disclosures.

2.    Acquisition of Steel Mini-Mill

In September 2003, YouthStream invested $125,000 to acquire a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the "Mill"). On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the Mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000, which was funded through the contributions of the members of KES Holdings. Members' contributions were also used for start-up costs, working capital purposes and payment of deferred maintenance of the Mill. KES had ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition. The refurbished Mill has been generating revenues since late January 2004. As currently configured, the Mill has an annual production capacity of 240,000 tons of steel, and is currently operating at approximately 80% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

The Mill produces bar flats that are produced to a variety of specifications and fall primarily into two general quality levels – merchant bar quality steel bar flats ("MBQ Bar Flats") for generic types of applications, and special bar quality steel bar flats ("SBQ Bar Flats"), when more precise customer specifications require the use of alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics. The Mill is a leading manufacturer of SBQ Bar Flats for the cold draw bar converter and truck trailer support beam markets.

The Mill manufactures over 2,600 different Bar Flat items which are sold to the leaf-spring suspension market for light- and heavy-duty trucks, mini-vans and utility vehicles, cold drawn bar converters, certain specialty applications for steel service centers, truck trailer manufacturers and other miscellaneous markets. The Mill was specifically designed to manufacture wider and thicker bar flats up to three inches in thickness and twelve inches in width that are required by these markets. In addition, the Mill employs a variety of specially designed equipment which is required in order to manufacture SBQ Bar Flats to the specifications of the Mill's customers.

On March 9, 2005, YouthStream completed the acquisition of KES Acquisition (the "Acquisition"), which was deemed effective March 1, 2005. Pursuant to definitive agreements executed with KES Holdings and Atacama Capital Holdings, Ltd., a British Virgin Islands company ("Atacama", and together with KES Holdings, collectively, the "Sellers"), YouthStream, through its newly-formed subsidiary, YouthStream Acquisition Corp., a Delaware corporation ("Acquisition Corp."), acquired 100% of the membership interests of KES Acquisition by acquiring (i) a 37.45% membership interest from KES Holdings and (ii) all of the capital stock of Atacama KES Holding Corporation, a wholly-owned subsidiary of Atacama ("Atacama KES"), the owner of the remaining 62.55% membership interest in KES Acquisition. As consideration for the Acquisition, Acquisition Corp. issued to the Sellers (i) $40 million in promissory notes (the "Notes"), (ii) 25,000 shares of 13% Series A Non-Convertible Preferred Stock with an aggregate liquidation value of $25 million (the "13% Series A Preferred Stock") and (iii) 100% of its authorized shares of Series B Non-Voting Common Stock. With respect to the $65,000,000 of purchase consideration, $19,000,000 of the Notes and $10,000,000 of the 13% Series A Preferred Stock were issued to KES Holdings and $21,000,000 of the Notes and $15,000,000 of the 13% Series A Preferred Stock were issued to Atacama. YouthStream also contributed an aggregate of $500,000 of cash to Acquisition Corp. as consideration for the issuance by Acquisition Corp. of 100% of its Series A Voting Common Stock. In addition, YouthStream will periodically be required to purchase shares of Series B Preferred Stock of Acquisition Corp.

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream has a 2.67% equity interest in KES Holdings, as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the condensed consolidated balance sheet at March 31, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the financial statements from March 1, 2005 on are materially different from and are not comparable to the financial statements prior to that date.

Subsequent to the Acquisition, the management of the Mill remained intact. This transaction did not result in any change in the Mill's business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by this transaction.

As described herein, the Notes and 13% Series A Preferred Stock were issued by Acquisition Corp., the parent company of KES Acquisition. KES Acquisition is a separate legal entity that owns and operates the Mill. The Notes are legal obligations solely of Acquisition Corp., and are not obligations of KES Acquisition, nor are they secured by the assets or cash flows of the Mill. In the future, Acquisition Corp. may grant liens to secure repayment of the Notes, upon the consent of any senior lender to KES Acquisition at that time. In addition, the Notes are non-recourse to the assets of YouthStream, except for the shares of capital stock of Acquisition Corp. that have been pledged by YouthStream to the holders of the Notes.

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of General Electric Capital Corporation ("GECC"). Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash" as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note (or earlier if consented to by GECC or any other senior lender) and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of March 31, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $268,336.

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp. or (ii) the occurrence of an event of default under the Note Purchase Agreement. In addition, beginning with the second anniversary of the initial issuance of the 13% Series A Preferred Stock, Acquisition Corp. will be required to use "free cash" (as that term is defined in the Securities Purchase Agreement) to commence redeeming shares of 13% Series A Preferred Stock in increments of at least $4,000,000, with limited exceptions.

Since the acquisition of the Mill by the Sellers, the Mill has been operating under a Management Services Agreement with Pinnacle Steel, LLC (the "Pinnacle Agreement"), which agreement remained in effect following the closing. The principals of Pinnacle Steel LLC that manage the Mill have significant experience and expertise in the steel industry. The Pinnacle Agreement will remain in effect through January 31, 2009, subject to earlier termination or extension based on the financial performance of the Mill. Pinnacle is entitled to a monthly management fee and a management incentive fee as provided in the Pinnacle Agreement.

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the "Subordinated Promissory Notes"). Cash proceeds from the Subordinated Promissory Notes were used to accelerate and expand the operations of the Mill. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with principal and interest due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) December 31, 2006.

Related parties are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC (collectively, "Libra"), the Manager of KES Holdings and has an economic interest in KES Holdings through his relationship with Libra. Certain other affiliates of Libra are also investors in KES Holdings, including trusts for the benefit of Jess M. Ravich (the "Ravich Trusts") and certain of his family members. Mr. Ravich is a principal of Libra and holds 1,860,000 shares of YouthStream's common stock and warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, as well as 1,000,000 shares of

YouthStream's redeemable preferred stock. Through his positions at Libra, Mr. Ravich has managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trusts and Libra, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trusts for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trusts in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations", and in accordance with Emerging Issues Task Force (EITF) No. 88-16, "Basis in Leveraged Buyout Transactions." As a result of the substantial and continuing relationships between YouthStream and the Sellers, and the provisions of EITF 88-16 that must be considered when determining the extent of fair value/predecessor basis to be used in recording the transaction, the Acquisition has been recorded at predecessor basis. Since the debt and equity held by the Sellers represented almost the entire amount of capital at risk both before and after the Acquisition, the application of the "monetary test" specified in Section 3 of EITF 88-16, which limits the portion of the purchase consideration that can be valued at fair value to the percentage of the total consideration that is monetary, was utilized by the Company in determining to record the transaction at predecessor basis. The excess of the purchase price over predecessor basis of the net assets acquired has been reflected as a deemed distribution of $63,031,665 to the Sellers at the date of acquisition in the consolidated financial statements.

For taxable periods beginning after February 28, 2005, Acquisition Corp. and Atacama KES will be includible in the consolidated federal income tax return to be filed by YouthStream as the common parent. Acquisition Corp. and Atacama KES have entered into a Tax Sharing Agreement with YouthStream, pursuant to which they have agreed to pay YouthStream an amount equal to 50% of their respective "separate company tax liability." The term "separate company tax liability" is defined as the amount, if any, of the federal income tax liability (including, without limitation, liability for any penalty, fine, additions to tax, interest, minimum tax and other items applicable to such subsidiary in connection with the determination of the subsidiary's tax liability), which such subsidiary would have incurred if its federal income tax liability for the periods during which it is includible in a consolidated federal income tax return with YouthStream were determined generally in the same manner in which its separate return liability would have been calculated under Section 1552(a)(2) of the Internal Revenue Code of 1986, as amended. YouthStream has approximately $250,000,000 of federal net operating loss carryovers currently available to offset the consolidated federal taxable income of the affiliated group in the future.

The total purchase price of $65,000,000, as well as the terms and conditions of the Notes and 13% Series A Preferred Stock issued to the Sellers, was determined to be at fair value based on reports prepared by an independent valuation firm. The following table summarizes the assets acquired and liabilities assumed at February 28, 2005.

Assets Acquired:
Cash	$913,194
Accounts receivable, net	10,660,417
Inventories	17,850,471
Prepaid expenses and other current assets	904,271
Property, plant and equipment, net	4,204,288
Due from YouthStream Acquisition Corp.	187,702
Other non-current assets	721,393
Total assets acquired	35,441,736

Liabilities Assumed:
Accounts payable	8,654,580
Accrued expenses	1,473,948
Accrued interest payable	593,260
Deferred rent	165,413
Subordinated promissory notes payable	7,000,000
Line of credit	15,495,095
Equipment contract payable	291,223
Total liabilities assumed	33,673,519

Net assets acquired	1,768,217

Adjustment to recognize minority interest	(349,931)
$1,418,286

Total purchase consideration:
Subordinated secured promissory notes payable, net of elimination	$39,493,000
13% Series A preferred stock, net of elimination	24,733,000
64,226,000

Minority interests in equity	223,951

Adjustment to record deemed distribution to Sellers	(63,031,665)
$1,418,286

The amount due from YouthStream Acquisition Corp. of $187,702 represents costs incurred by KES Acquisition with respect to the Acquisition, which were included in the $792,954 of transaction costs related to the KES Acquisition charged to operations during the three months and six months ended March 31, 2005.

As of December 31, 2004 and September 30, 2004, the Company had incurred $335,146 and $175,144, respectively, of costs with respect to the Acquisition, which were presented as deferred costs in the Company's condensed consolidated balance sheets at such dates. These costs were included in the $792,954 of transaction costs related to the KES Acquisition charged to operations during the three months and six months ended March 31, 2005.

The following pro forma operating data presents the results of operations for the three months ended March 31, 2004 and 2005 as if the Acquisition had occurred on December 31, 2003 and 2004, respectively, and for the six months ended March 31, 2004 and 2005, as if the Acquisition had occurred on September 30, 2003 and 2004, respectively. Accordingly, transaction costs of $792,954 related to the KES Acquisition are not included in the net loss from continuing operations shown below. In addition, discontinued operations for the three months and six months ended March 31, 2004 and 2005 are not included. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. The Company's unaudited pro forma information is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues	$26,250,401	$3,559,708	$53,738,048	$3,559,708
Operating income (loss)	(34,117)	(2,734,237)	258,276	(3,997,991)
Interest expense	(2,225,715)	(1,605,033)	(4,468,434)	(3,226,815)
Minority interest	291,956	291,956	291,956	291,956
Net loss from continuing operations	(1,968,142)	(3,982,823)	(3,834,842)	(6,795,116)
Basic and diluted net loss per common share	$(0.05)	$(0.10)	$(0.10)	$(0.17)
Weighted average common shares outstanding	39,242,251	39,242,251	39,242,251	39,242,251

A summary of significant accounting policies with respect to the operations of the Mill is presented below.

Cash and Cash Equivalents

Cash and equivalents include all cash, demand deposits and money market accounts with original maturities of three months or less.

Accounts Receivable

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Inventories

Inventories consist of raw materials, semi-finished goods and finished goods. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for routine maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals and improvements, which extend the useful life of an asset, are capitalized.

Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 20 years for machinery and equipment, and 20 to 40 years for buildings and improvements.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

Loan Costs

Direct costs and fees associated with the establishment of debt financing are capitalized and amortized on a straight-line basis over the term of the underlying debt.

Revenue Recognition

The Company recognizes revenues when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur either upon shipment of the Company's products or delivery of the product at the destination specified by the customer.

Shipping and Handling Fees and Costs

In accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", shipping and handling fees and costs billed to customers are included in net sales and the actual costs incurred by the Company are included in cost of sales.

Operating Leases

Leases where substantially all the rewards and risks of ownership of the assets remain with the leasing company are accounted for as operating leases. Rent payable under operating leases is recorded in the statement of operations on a straight-line basis over the lease terms.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company's assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. KES Acquisition is treated as a limited liability company for federal and state income taxes. Consequently, federal and state income taxes are not provided for, but rather, are taxed to its sole member.

Asset Retirement Obligations

The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

All material environmental remediation liabilities for non-capital expenditures, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost.

Self-Insurance

The Company is self-insured for health care costs up to $25,000 per subscriber annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized self-insured health care expense of approximately $122,000 for the three months and six months ended March 31, 2005. Estimated claims incurred but not reported were approximately $112,000 as of March 31, 2005, which are included in accrued liabilities in the condensed consolidated balance sheet at March 31, 2005.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, and line of credit as of March 31, 2005 approximates their respective fair values due to the demand or short-term nature of those instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

Concentrations and Commitments

The Company's cash balances exceeded federally-insured levels at March 31, 2005. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located in the United States, as a result of which the Company believes that it had nominal risk with respect to its concentration of balances in cash and cash equivalents at such date.

For the three months and six months ended March 31, 2005, the Company has two suppliers that account for approximately 90% of raw materials purchases, one providing approximately 40% and the other providing approximately 50%, of which approximately $5,100,000 was included in accounts payable at March 31, 2005. For the three months and six months ended March 31, 2005, the Company has two customers that each accounted for 10% or more of net sales (aggregate 22%), of which approximately $2,000,000 was included in accounts receivable at March 31, 2005.

The Mill has been operating under a Management Services Agreement with Pinnacle Steel, LLC ("Pinnacle") effective through October 31, 2009 that provides for Pinnacle to provide, at its expense, employees to serve as the General Manager of the Mill and provide oversight and general management of the operations of the Mill, for which Pinnacle receives an annual fee of $700,000, payable monthly, and bonus payments based on 16.6% of defined earnings before interest, taxes, depreciation and amortization ("EBITDA") in excess of $4,500,000 for the nine months ending September 30, 2005 and $6,000,000 for the fiscal years ending September 30, 2006 and thereafter.

The Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $8,300,000 at March 31, 2005.

The Company leases a ladle metallurgy furnace facility and certain other machinery and equipment. At March 31, 2005, future minimum annual payments for all operating leases are as follows:

Twelve Months Ending March 31,
2006	$990,363
2007	990,363
2008	990,363
2009	990,363
2010	225,610
Total minimum lease payments	$4,187,062

Equipment rental expense for the three months and six months ended March 31, 2005 was $94,132.

3.    Discontinued Operations

On August 5, 2002, the Company sold substantially all of its media assets and assigned certain liabilities to Cass Communications, Inc., a subsidiary of Alloy, Inc. and, as a result of the sale, the media segment of the Company's operations was discontinued during the three months ended September 30, 2002.

In early fiscal 2003 the Company followed through on its previously announced plans to close a number of under performing retail stores within its Beyond the Wall chain and incurred approximately $989,000 of store-closing costs during the three months ended December 31, 2002. The loss from discontinued operations for the six months ended March 31, 2004 of $476,776 consists of an operating loss of $976,776, offset by a gain of $500,000 resulting from the reduction of a prior accrual with respect to the closing of retail stores. The reduction in the accrual was a result of the Company completing settlements with landlords below what had been originally accrued.

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

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note. On October 31, 2004, the buyer made its scheduled principal payment on the Note of $197,734, plus accrued interest of $49,493. Remaining scheduled principal payments at March 31, 2005 with respect to the Note totaling $245,466 are as follows: October 31, 2005 – $197,734; October 31, 2006 – $47,732.

The Company initially recognized a loss of $565,000 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the three months and six months ended March 31, 2004. As a result of the sale, the retail segment operations have been presented as a discontinued operation for the three months and six months ended March 31, 2004.

The Company's unaudited net revenues and loss from discontinued operations are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues	$—	$1,459,433	$—	$2,513,000
Loss from discontinued operations	$—	$(155,668)	$—	$(476,776)
Loss on disposal of discontinued operations	—	(821,721)	—	(821,721)
Loss from discontinued operations	$—	$(977,389)	$—	$(1,298,497)

As of March 31, 2005 and September 30, 2004, the Company has accrued liabilities of $2,476,741 and $2,498,468, respectively, remaining from its discontinued businesses. The accrued liabilities consist primarily of severance, lease payments and other costs related to the operations of the discontinued businesses.

4.    Inventories

Inventories are comprised of the following at March 31, 2005:

Raw materials	$3,290,350
Semi-finished goods	5,347,329
Finished goods	10,696,853
Total	$18,434,532

5.    Stock-Based Compensation

On February 15, 2005, the Company issued an option to purchase 200,000 shares of common stock to new director, exercisable through October 2012 at $0.30 per share, which was the fair market value on the date of issuance. The option vests over a 12-month period in equal monthly installments beginning March 1, 2005.

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

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company's unaudited pro forma information is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss attributable to common shares – as reported	$(1,191,317)	$(1,340,819)	$(1,399,933)	$(2,005,491)
Add: Total stock-based compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(6,750)	—	(6,750)	(13,000)
Net loss – pro forma	$(1,198,067)	$(1,340,819)	$(1,406,683)	$(2,018,491)
Basic and diluted net loss per common share – as reported	$(0.03)	$(0.03)	$(0.04)	$(0.05)
Basic and diluted net loss per common share – pro forma	$(0.03)	$(0.03)	$(0.04)	$(0.05)

Securities entitling the holder to acquire shares of common stock that have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect are summarized as follows:

	March 31, 2005	September 30, 2004
Stock options	1,405,404	1,205,404
Common stock purchase warrants	1,000,000	1,000,000

At March 31, 2005, the weighted average exercise price of the stock options and common stock purchase warrants was $0.18 per share and $0.12 per share, respectively.

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2005 and September 30, 2004:

	March 31, 2005	September 30, 2004
	(Unaudited)
Land	$142,487	$—
Buildings and improvements	672,529	—
Machinery and equipment	3,713,267	—
Office equipment	—	140,068
Total	4,528,283	140,068
Accumulated depreciation and amortization	(350,021)	(114,658)
Property, plant and equipment, net	$4,178,262	$25,410

Depreciation expense for the three months ended March 31, 2005 and 2004 was $31,006 and $4,980, respectively, and for the six months ended March 31, 2005 and 2004 was $31,006 and $9,960, respectively.

At December 31, 2004, in conjunction with the restructuring of its corporate and administrative offices, the Company wrote off the remaining balance of its office equipment of $20,429.

7.    Non-Current Liabilities

Non-current liabilities assumed by YouthStream in conjunction with the acquisition of KES Acquisition (see Note 2) are summarized below.

Subordinated Secured Promissory Notes Payable to Related Parties

Subordinated secured promissory notes payable consist of seven notes payable aggregating $7,000,000 issued by KES Acquisition to three related parties. The notes bear interest at 12% per annum, are secured by subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with General Electric Capital Corporation. When originally issued, the notes were due, with interest, upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with General Electric Capital Corporation or (ii) each note's respective due date, which ranged from March 31, 2005 to December 31, 2005. As of June 3, 2005, all seven of the notes have been extended to December 31, 2006. Proceeds from these notes were used to accelerate and expand the operations of the steel mini-mill. At March 31, 2005, accrued interest payable with respect to the subordinated secured promissory notes payable was $664,603.

Line of Credit

Effective March 24, 2004, KES Acquisition entered into a loan and security agreement, as amended, with General Electric Capital Corporation. Under the terms of the agreement, KES Acquisition has the ability to borrow up to $23,000,000, subject to limitations under the lender's borrowing base formula and compliance with a minimum fixed charge coverage ratio. Interest is payable monthly in arrears on the outstanding principal balance at the index rate (defined as the thirty-day dealer commercial paper rate) plus 5.5% per annum. The line of credit matures on March 24, 2007, and is secured by all of the assets of KES Acquisition and a pledge of (i) the membership interests of KES Acquisition owned by Acquisition Corp. and (ii) the capital stock of Atacama KES owned by Acquisition Corp. As of March 31, 2005, the balance outstanding on the line of credit was $16,625,470, which has been presented as a current liability in the condensed consolidated balance sheet at such date due to continuing uncertainty with respect to the Company's ability to maintain compliance with the minimum fixed charge coverage ratio.

At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream (see Note 2), and has since received a waiver of default from the lender. In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in future periods, the Company will seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit.

Equipment Contract Payable

The equipment contract payable is due in 47 equal monthly installments of $8,099, including interest at 9.35% per annum, with a balloon payment of $35,252 due on May 8, 2008. The equipment contract payable is secured by the related equipment. As of March 31, 2005, the balance outstanding on the equipment contract payable was $285,232. Future scheduled principal payments on the equipment contract payable are summarized as follows:

Twelve Months Ending March 31,
2006	$73,152
2007	80,735
2008	88,602
2009	42,743
Total principal payments	$285,232

8.    Legal Proceedings

The Company and/or its former subsidiary, Beyond the Wall, are defendants in various lawsuits and claims from various trade creditors and former landlords seeking damages aggregating approximately $300,000. Certain of these claims are the responsibility of the buyer of the Beyond the

Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at March 31, 2005 and September 30, 2004.

KES Acquisition has been named in a wrongful death lawsuit in West Virginia with respect to an employee of a contractor who died while working at the Mill in April 2004. KES Acquisition is being defended by its insurance carrier. The Company does not believe that the resolution of this litigation will have a material adverse effect on its financial condition or results of operations.

9.    Income Taxes

No federal tax provision has been provided for the three months and six months ended March 31, 2005 and 2004 due to the significant losses incurred to date.

At March 31, 2005, the Company had net operating loss carryovers for federal income tax purposes of approximately $286,000,000 that expire from 2012 through 2024. The use of approximately $36,000,000 of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. For financial reporting purposes, a 100% valuation allowance has been recognized to offset the net deferred tax asset principally related to the net operating loss carryovers for all periods presented.

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

General Overview:

During fiscal 2001, the Company reorganized into two market segments: media and retail. In August 2002, the Company sold substantially all of its remaining media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment.

In February 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the three months and six months ended March 31, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company's only revenue-generating business operation. The condensed consolidated financial statements for the three months and six months ended March 31, 2004 present Beyond the Wall's operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004.

Commencing March 1, 2005, the Company has included the operations of a steel mini-mill located in Ashland, Kentucky in its consolidated financial statements, which represents the only business segment in which the Company currently operates.

Going Concern:

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,836, a stockholders' deficiency of $13,065,365, a working capital deficiency of $3,452,840, and had incurred a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,365,620 and $901,443, respectively. As of March 31, 2005, the Company had an accumulated deficit of $345,234,769, a stockholders' deficiency of $77,496,963 and had incurred a net loss and negative cash flows from operating activities for the six months ended March 31, 2005 of $1,399,933 and $1,400,651, respectively. As of September 30, 2004 and March 31, 2005, the Company had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company's independent registered public accounting firm, in its report dated December 17, 2004, included an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky. The Company utilized substantially all of its available cash resources to fund such acquisition, and will therefore need to obtain additional operating capital to fund corporate general and administrative expenses either through internal or external resources. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and has incurred losses to date. The steel mini-mill relies on cash flows from operations and a line of credit with General Electric Capital Corporation to fund its separate operations. The Company has borrowed the maximum amount available under its line of credit with General Electric Capital Corporation and is attempting to restructure the terms of the line of credit to be able to increase its borrowings thereunder.

The Company believes that its current internal and external cash resources will be adequate to fund its operations through September 30, 2005. However, to the extent the Company's estimates and assumptions are inaccurate, the Company may not have sufficient cash resources to fund its operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization.

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

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $107,000 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note. On October 31, 2004, the buyer made its scheduled principal payment on the Note of $197,734, plus accrued interest of $49,493. Remaining scheduled principal payments at March 31, 2005 with respect to the Note totaling $245,466 are as follows: October 31, 2005 – $197,734; October 31, 2006 – $47,732.

The Company initially recognized a loss of $565,000 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $257,000, which decreased the carrying value of the note receivable from $1,100,000 to $843,000 and increased the loss on the BTW sale from $565,000 to $822,000. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the three months ended March 31, 2004. As a result of the sale, the retail segment operations have been presented as a discontinued operation for the three months and six months ended March 31, 2004.

Acquisition of Steel Mini-Mill:

In September 2003, YouthStream invested $125,000 to acquire a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware company ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the "Mill"). On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the Mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000, which was funded through the contributions of the members of KES Holdings. Members' contributions were also used for start-up costs, working capital purposes and payment of deferred maintenance of the Mill. KES had ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition. The refurbished Mill has been generating revenues since late January 2004. As currently configured, the Mill has an annual production capacity of 240,000 tons of steel, and is currently operating at approximately 80% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

The Mill produces bar flats that are produced to a variety of specifications and fall primarily into two general quality levels – merchant bar quality steel bar flats ("MBQ Bar Flats") for generic types of applications, and special bar quality steel bar flats ("SBQ Bar Flats"), where more precise customer specifications require the use of alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics. The Mill is a leading manufacturer of SBQ Bar Flats for the cold draw bar converter and truck trailer support beam markets.

The Mill manufactures over 2,600 different Bar Flat items which are sold to the leaf-spring suspension market for light- and heavy-duty trucks, mini-vans and utility vehicles, cold drawn bar converters, certain specialty applications for steel service centers, truck trailer manufacturers and other miscellaneous markets. The Mill was specifically designed to manufacture wider and thicker bar flats up to three inches in thickness and twelve inches in width that are required by these markets. In addition, the Mill employs a variety of specially designed equipment which is required in order to manufacture SBQ Bar Flats to the specifications of the Mill's customers.

On March 9, 2005, YouthStream completed the acquisition of KES Acquisition (the "Acquisition"), which was deemed effective March 1, 2005. Pursuant to definitive agreements executed with KES Holdings and Atacama Capital Holdings, Ltd., a British Virgin Islands company ("Atacama", and together with KES Holdings, collectively, the "Sellers"), YouthStream, through its newly-formed subsidiary, YouthStream Acquisition Corp., a Delaware corporation ("Acquisition Corp."), acquired 100% of the membership interests of KES Acquisition by acquiring (i) a 37.45% membership interest from KES Holdings and (ii) all of the capital stock of Atacama KES Holding Corporation, a wholly-owned subsidiary of Atacama, the owner of the remaining 62.55% membership interest in KES Acquisition. As consideration for the Acquisition, Acquisition Corp. issued to the Sellers (i) $40 million in promissory notes (the "Notes"), (ii) 25,000 shares of Series A Non-Convertible Preferred Stock with an aggregate liquidation value of $25 million (the "13% Series A Preferred Stock") and (iii) 100% of its authorized shares of Series B Non-Voting Common Stock. With respect to the $65,000,000 of purchase consideration, $19,000,000 of the Notes and $10,000,000 of the 13% Series A Preferred Stock were issued to KES Holdings and $21,000,000 of the Notes and $15,000,000 of the 13% Series A Preferred Stock were issued to Atacama. YouthStream also contributed an aggregate of $500,000 of cash to Acquisition Corp. as consideration for the issuance by Acquisition Corp. of 100% of its Series A Voting Common Stock. In addition, YouthStream will periodically be required to purchase shares of Series B Preferred Stock of Acquisition Corp.

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream has a 2.67% equity interest in KES Holdings, as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the condensed consolidated balance sheet at March 31, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to the financial statements prior to that date.

Subsequent to this transaction, the management of the Mill remained intact. This transaction did not result in any change in the Mill's business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by this transaction.

As described herein, the Notes and 13% Series A Preferred Stock were issued by Acquisition Corp., the parent company of KES Acquisition. KES Acquisition is a separate legal entity that owns and operates the Mill. The Notes are legal obligations solely of Acquisition Corp., and are not obligations of KES Acquisition, nor are they secured by the assets or cash flows of the Mill. In the future, Acquisition Corp. may grant liens to secure repayment of the Notes, upon the consent of any senior lender to KES Acquisition at that time. In addition, the Notes are non-recourse to the assets of YouthStream, except for the shares of capital stock of Acquisition Corp. that have been pledged by YouthStream to the holders of the Notes.

The following pro forma operating data presents the results of operations for the three months ended March 31, 2004 and 2005 as if the Acquisition had occurred on December 31, 2003 and 2004, respectively, and for the six months ended March 31, 2004 and 2005, as if the Acquisition had occurred on September 30, 2003 and 2004, respectively. Accordingly, transaction costs of $792,954 related to the KES Acquisition are not included in the net loss from continuing operations shown below. In addition, discontinued operations for the three months and six months ended March 31, 2004 and 2005 are not included. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. The Company's unaudited pro forma information is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues	$26,250,401	$3,559,708	$53,738,048	$3,559,708
Operating income (loss)	(34,117)	(2,734,237)	258,276	(3,997,991)
Interest expense	(2,225,715)	(1,605,033)	(4,468,434)	(3,226,815)
Minority interest	291,956	291,956	291,956	291,956
Net loss from continuing operations	(1,968,142)	(3,982,823)	(3,834,842)	(6,795,116)
Basic and diluted net loss per common share	$(0.05)	$(0.10)	$(0.10)	$(0.17)
Weighted average common shares outstanding	39,242,251	39,242,251	39,242,251	39,242,251

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements. In addition, as a result of the acquisition of the Mill during the three months ended March 31, 2005, the Company adopted additional accounting policies as described at Note 2 to the condensed consolidated financial statements.

Revenue Recognition:

The Company recognizes revenues when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur either upon shipment of the Company's products or delivery of the product at the destination specified by the customer.

Accounts Receivable:

In order to determine the value of the Company's accounts receivable, the Company records a provision for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Inventories:

Inventories consist of raw materials, semi-finished goods and finished goods. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market.

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

Results of Operations:

The retail segment operations of Beyond the Wall have been presented as a discontinued operation for the three months and six months ended March 31, 2004. Accordingly, for the three months and six months ended March 31, 2004, the Company did not have any revenues or cost of revenues from continuing operations.

The operations of the Mill have been consolidated commencing March 1, 2005. As a result of the acquisition of the Mill, the financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to the financial statements prior to that date.

Three Months Ended March 31, 2005 and 2004:

Net Sales.    Net sales were $9,133,777 for three months ended March 31, 2005, which reflects Mill operations for the month of March 2005.

Cost of Sales.    Cost of sales was $8,487,199 for the three months ended March 31, 2005, which reflects Mill operations for the month of March 2005.

Selling, General and Administrative Expenses.    For the three months ended March 31, 2005, selling, general and administrative expenses were $516,544, which includes the operations of the Mill for the month of March 2005. For the three months ended March 31, 2004, selling, general and administrative expenses were $376,414, which reflected corporate general and administrative expenses, including management compensation, legal and accounting fees and insurance costs.

Operating Income (Loss).    Operating income was $130,034 for the three months ended March 31, 2005, as compared to an operating loss of $376,414 for the three months ended March 31, 2004.

Interest Income.    For the three months ended March 31, 2005, interest income was $11,169, as compared to $11,149 for the three months ended March 31, 2004.

Interest Expense.    For the three months ended March 31, 2005, interest expense was $793,029, which included interest expense for the month of March 2005 related to the 8% notes payable ($268,336) and the 13% Series A Preferred Stock ($273,079) issued in conjunction with the acquisition of the Mill, and the 12% notes payable ($71,342). For the three months ended March 31, 2004, interest expense was $10,338.

Transaction Costs Related to KES Acquisition.    The Company incurred $792,954 of costs with respect to the acquisition of the Mill, which were charged to operations during the three months ended March 31, 2005. Included in such costs was $187,702 of transaction costs incurred by KES Acquisition.

Other Expense.    For the three months ended March 31, 2005, other expense was $12,967. There was no other expense for the three months ended March 31, 2004.

Loss before Income Taxes and Minority Interest.    The loss before income taxes and minority interest was $1,457,747 for the three months ended March 31, 2005, as compared to $375,603 for the three months ended March 31, 2004.

Income Taxes.    For the three months ended March 31, 2004, the Company recorded a benefit from income taxes of $12,173. The Company did not record any provision for or benefit from income taxes for the three months ended March 31, 2005.

Loss before Minority Interest.    The loss before minority interest was $1,457,747 for the three months ended March 31, 2005, as compared to $363,430 for the three months ended March 31, 2004.

Minority Interest.    For the three months ended March 31, 2005, minority interest was $266,430, reflecting the minority interest's share in the loss of YouthStream Acquisition Corp., an 80.01%-owned consolidated subsidiary.

Loss from Continuing Operations.    The loss from continuing operations was $1,191,317 for the three months ended March 31, 2005, as compared to $363,430 for the three months ended March 31, 2004.

Loss from Discontinued Operations.    For the three months ended March 31, 2004, the Company had a loss from discontinued operations of $155,668, reflecting the operations of Beyond the Wall. The Company also had a loss on the disposal of discontinued operations of $821,721 for the three months ended March 31, 2004, as a result of the sale of the assets and operations of Beyond the Wall in February 2004.

Net Loss.    Net loss was $1,191,317 for the three months ended March 31, 2005, as compared $1,340,819 for the three months ended March 31, 2004.

Six Months Ended March 31, 2005 and 2004:

Net Sales.    Net sales were $9,133,777 for six months ended March 31, 2005, which reflects Mill operations for the month of March 2005.

Cost of Sales.    Cost of sales was $8,487,199 for the six months ended March 31, 2005, which reflects Mill operations for the month of March 2005.

Selling, General and Administrative Expenses.    For the six months ended March 31, 2005, selling, general and administrative expenses were $711,215, which includes the operations of the Mill for the month of March 2005. For the six months ended March 31, 2004, selling, general and administrative expenses were $709,957, which reflected corporate general and administrative expenses, including management compensation, legal and accounting fees and insurance costs.

Operating Loss.    Operating loss was $64,637 for the six months ended March 31, 2005, as compared to an operating loss of $709,957 for the six months ended March 31, 2004.

Interest Income.    For the six months ended March 31, 2005, interest income was $25,534, as compared to $11,448 for the six months ended March 31, 2004.

Interest Expense.    For the six months ended March 31, 2005, interest expense was $803,601, which included interest expense for the month of March 2005 related to the 8% notes payable ($268,336) and the 13% Series A Preferred Stock ($273,079) issued in conjunction with the acquisition of the Mill, and the 12% notes payable ($71,342). For the six months ended March 31, 2004, interest expense was $20,598.

Transaction Costs Related to KES Acquisition.    The Company incurred $792,954 of costs with respect to the acquisition of the Mill, which were charged to operations during the six months ended March 31, 2005. Included in such costs was $187,702 of transaction costs incurred by KES Acquisition.

Other Expense.    For the six months ended March 31, 2005, other expense was $30,705. There was no other expense for the six months ended March 31, 2004.

Loss before Income Taxes and Minority Interest.    The loss before income taxes and minority interest was $1,666,363 for the six months ended March 31, 2005, as compared to $719,107 for the six months ended March 31, 2004.

Income Taxes.    For the six months ended March 31, 2004, the Company recorded a benefit from income taxes of $12,113. The Company did not record any provision for or benefit from income taxes for the six months ended March 31, 2005.

Loss before Minority Interest.    The loss before minority interest was $1,666,363 for the six months ended March 31, 2005, as compared to $706,994 for the six months ended March 31, 2004.

Minority Interest.    For the six months ended March 31, 2005, minority interest was $266,430, reflecting the minority interest's share in the loss of YouthStream Acquisition Corp., an 80.01%-owned consolidated subsidiary.

Loss from Continuing Operations.    The loss from continuing operations was $1,399,933 for the six months ended March 31, 2005, as compared to $706,994 for the six months ended March 31, 2004.

Loss from Discontinued Operations.    For the six months ended March 31, 2004, the Company had a loss from discontinued operations of $476,776, reflecting the operations of Beyond the Wall. The loss from discontinued operations for the six months ended March 31, 2004 consisted of an operating loss of $976,776, offset by a gain of $500,000 resulting from the reduction of a prior accrual with respect to the closing of retail stores. The reduction in the accrual was a result of the Company completing settlements with landlords below what had been originally accrued. The Company also had a loss on the disposal of discontinued operations of $821,721 for the six months ended March 31, 2004, as a result of the sale of the assets and operations of Beyond the Wall in February 2004.

Net Loss.    Net loss was $1,399,933 for the six months ended March 31, 2005, as compared $2,005,491 for the six months ended March 31, 2004.

Liquidity and Capital Resources — March 31, 2005:

On March 9, 2005, YouthStream completed the acquisition of the Mill. YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp, which owns, directly and indirectly, 100% of KES Acquisition, the legal entity that owns and operates the Mill. Accordingly, YouthStream has consolidated the operations of the Mill commencing March 1, 2005. As a result of this transaction, the financial statements from March 1, 2005 on are materially different from and are not comparable to the financial statements prior to that date.

The Company utilized substantially all of its available cash resources to complete the acquisition of the Mill, including its contribution of an aggregate of $500,000 of cash to Acquisition Corp. and the payment of the costs related to the transaction. Accordingly, the Company will therefore need to obtain additional operating capital to fund corporate general and administrative expenses either through internal or external resources. The Mill relies on cash flows from operations and a line of credit with General Electric Capital Corporation to fund its separate operations. The Company has borrowed the maximum amount available under its line of credit with General Electric Capital Corporation and is attempting to restructure the terms of line of credit to be able to increase its borrowings thereunder.

As of March 31, 2005, the balance outstanding on the line of credit was $16,625,470, which has been presented as a current liability in the condensed consolidated balance sheet at such date due to continuing uncertainty with respect to the Company's ability to maintain compliance with the minimum fixed charge coverage ratio. At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream, and has since received a waiver of default from the lender. In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in future periods, the Company will seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit.

To the extent that the Mill generates taxable income in the future, the Tax Sharing Agreement with Acquisition Corp. and Atacama KES will generate cash payments to YouthStream equal to 50% of their respective "separate company tax liability". YouthStream has approximately $250,000,000 of federal net operating loss carryovers currently available to offset any federal income tax liability of Acquisition Corp and Atacama KES subsequent to February 28, 2005. YouthStream expects that its federal net operating loss carryovers will be sufficient to absorb most of any future federal income tax liability of Acquisition Corp. and Atacama KES.

The Mill restarted operations in January 2004 after being acquired by the previous owners, and has incurred losses to date. The long-term economic viability of the Mill and its ability to fund its operations, as well as to service the interest and principal obligations on the Notes and the dividends and redemption features on the 13% Series A Preferred Stock issued in connection with the acquisition of the Mill, is dependent on various internal and external factors, including the Mill's ability to operate on a sustained basis at 80% or more of its annual capacity of 240,000 tons per year, as currently configured. To the extent that the Mill is not able to maintain this operating threshold, the ability of the Mill to generate sufficient cash flows to fund its operations may be impaired, and the Company may have to consider a formal or information restructuring or reorganization, including a sale of its assets.

Operating Activities.    During the six months ended March 31, 2005, the Company used $1,400,651 of cash in operating activities, both to fund the corporate overhead of YouthStream for the six months ended March 31, 2005 and to fund the operations of the Mill for the month of March 2005. During the six months ended March 31, 2004, the Company used $654,435 of cash in operating activities, primarily to fund its loss from continuing operations in 2004 of $706,994, which consisted of corporate general and administrative expenses.

Investing Activities.    During the six months ended March 31, 2005, net cash used in investing activities was $182,881, consisting of the October 31, 2004 scheduled principal payment of $197,734, plus accrued interest of $49,493, on the note that the Company received in the February 2004 sale of the assets and operations of Beyond the Wall, offset by an increase of $430,108 of deferred costs with respect to the KES transaction. During the six months ended March 31, 2004, net cash provided by investing activities of $820,000 consisted of the proceeds received from the sale of the Beyond the Wall assets and operations in February 2004.

Financing Activities.    During the six months ended March 31, 2005, net cash provided by financing activities was $997,275, consisting of $1,005,374 from an increase in the line of credit with General Electric Capital Corporation, reduced by payments on long-term debt of $8,099. During the six months ended March 31, 2004, the Company did not generate or use any cash in financing transactions.

The Company acquired $913,194 of cash in connection with the acquisition of KES Acquisition, LLC.

Principal Commitments:

At March 31, 2005, the Company's principal commitments consisted of the following obligations:

	Payments Due by Period
Contractual cash obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Notes payable to investors	$4,915,434	$—	$—	$—	$4,915,434
12% subordinated promissory notes payable	7,000,000	—	7,000,000	—	—
8% subordinated secured promissory notes payable	39,493,000	—	18,493,000	—	21,000,000
Line of credit	16,625,470	16,625,470	—	—	—
Operating leases	4,187,062	990,363	1,980,726	1,215,973	—
Equipment contact payable	285,232	73,152	169,337	42,743	—
Management services agreement	3,208,333	700,000	1,400,000	1,108,333	—
4% Series A Preferred Stock subject to mandatory redemption	5,269,333	—	—	—	5,269,333
13% Series A Preferred Stock of subsidiary subject to mandatory redemption, excluding accrued dividends	24,733,000	—	7,916,000	7,916,000	8,901,000
Total	$105,716,864	$18,388,985	$36,959,063	$10,283,049	$40,085,767

At March 31, 2005, the Company does not have any material commitments for capital expenditures.

At March 31, 2005, the Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $8,300,000.

Off-Balance Sheet Arrangements:

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at March 31, 2005.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(Revised 2004), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the Company's first interim or annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and has not yet determined the impact, if any, that SFAS No. 151 will have on its financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153, and has not yet determined the impact, if any, that it will have on the Company's financial statement presentation or disclosures.

ITEM 3.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) and changes to internal controls over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) referred to in the certifications and this information should be read in conjunction with the certifications for a more complete understanding of the topics presented herein.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that there were material weaknesses in the internal controls at the Company's steel mini-mill acquired effective February 28, 2005, the financial statements of which are included in the consolidated financial statements of the Company from that date forward. In addition, as a result of this evaluation, the Company's consolidated financial reporting and disclosure controls were also determined to have material weaknesses.

Specifically, the steel mini-mill lacks adequate accounting systems and controls and procedures to process information for inclusion in the Company's reports filed with the Securities and Exchange Commission. Furthermore, the steel mini-mill also lacks adequate accounting personnel in general and adequately trained accounting personnel in particular in order to be able to process and generate the required financial information to be included in the Company's consolidated financial statements on a timely basis. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures. The Company also intends to increase the resources and personnel allocated to the steel mini-mill's accounting department. The Company expects that the resolution of these issues will take several months.

(b)    Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

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

YOUTHSTREAM MEDIA NETWORKS, INC.
(Registrant)

DATE: July 15, 2005	By: /s/ JONATHAN V. DIAMOND
Jonathan V. Diamond Chief Executive Officer

DATE: July 15, 2005	By: /s/ ROBERT N. WEINGARTEN
Robert N. Weingarten Chief Financial Officer

INDEX TO EXHIBITS

10.88	Loan and Security Agreement dated as of March 24, 2004, as amended, between General Electric Capital Corporation and KES Acquisition Company, LLC

10.89	Letter Agreement, dated July 14, 2005, regarding 8% subordinated secured promissory notes

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002