Form 10QSB
period 2005-06-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2005-10-04
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of August 31, 2005, the issuer had 39,242,251 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes     No

Documents incorporated by reference: None.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

The Company elected to file a Quarterly Report on Form 10-QSB beginning with the quarterly period ended December 31, 2004, as the Company qualified as a Small Business Issuer in accordance with Regulation S-B, and will file its subsequent periodic reports under Regulation S-B.

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company's expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, financing requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update these forward-looking statements to reflect any future events or circumstances.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$484,957	$674,880
Current portion of note receivable, including accrued interest	223,954	242,189
Accounts receivable, less allowance for doubtful accounts of $397,444	12,655,536	—
Inventories	15,468,096	—
Prepaid expenses and other current assets	1,179,159	16,624
Total current assets	30,011,702	933,693
Property, plant and equipment, net	4,103,931	25,410
Note receivable, including accrued interest, less current portion	47,732	245,465
Unamortized loan costs	477,902	—
Deposits	216,035	—
Deferred costs related to KES transaction	—	175,144
Investment in KES Holdings	—	125,000
Total assets	$34,857,302	$1,504,712
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$8,149,989	$910,074
Accrued employee compensation	225,948	225,948
Accrued expenses	1,423,265	752,043
Line of credit	17,030,778	—
Current portion of equipment contract payable	75,302	—
Current liabilities of discontinued operations	2,470,741	2,498,468
Total current liabilities	29,376,023	4,386,533
Non-current liabilities:
Accrued interest payable to related parties	1,930,059	—
Deferred rent	153,383	—
Note payable to investor	3,952,775	3,952,775
Note payable to investor, net of unamortized discount	963,387	961,436
12% subordinated promissory notes payable to related parties	7,000,000	—
8% subordinated secured promissory notes payable to related parties	39,493,000	—
Equipment contract payable, less current portion	192,629	—
Preferred stock of subsidiary subject to mandatory redemption; issued and outstanding at June 30, 2005 – 24,733 shares of Series A 13% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $1,000.00 per share, plus cumulative dividends	25,807,700	—
Preferred stock subject to mandatory redemption; issued and outstanding at June 30, 2005 and September 30, 2004 – 1,000,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends	5,269,333	5,269,333
Minority interest – related parties	—	—
Total liabilities	114,138,289	14,570,077
Commitments and contingencies
Stockholders' deficiency:
Preferred stock, $0.01 par value; authorized – 5,000,000 shares; issued and outstanding at June 30, 2005 and September 30, 2004 – 1,000,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 39,849,751 shares issued and 39,242,251 shares outstanding at June 30, 2005 and September 30, 2004	398,486	398,486
Additional paid-in capital	268,168,896	331,200,561
Accumulated deficit	(347,018,793)	(343,834,836)
Treasury stock – 607,500 shares, at cost	(829,576)	(829,576)
Total stockholders' deficiency	(79,280,987)	(13,065,365)
Total liabilities and stockholders' deficiency	$34,857,302	$1,504,712

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
NET SALES	$29,127,566	$—	$38,261,343	$—
COSTS AND EXPENSES
Cost of sales	27,239,391	—	35,726,590	—
Selling, general and administrative	1,294,537	155,202	2,005,752	865,159
	28,533,928	155,202	37,732,342	865,159
Operating income (loss)	593,638	(155,202)	529,001	(865,159)
OTHER INCOME (EXPENSE)
Interest income	9,944	18,615	35,478	30,063
Interest expense, including $801,621 and $1,074,700 related to 13% Series A Preferred Stock and $997,121 and $1,336,799 related to 8% and 12% notes payable to related parties for the three months and nine months ended June 30, 2005, respectively	(2,293,501)	(10,416)	(3,097,102)	(31,014)
Transaction costs related to KES acquisition	(280,773)	—	(1,073,727)	—
Other income (expense), net	4,216	—	(26,489)	—
Other income (expense), net	(2,560,114)	8,199	(4,161,840)	(951)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,966,476)	(147,003)	(3,632,839)	(866,110)
Income tax benefit	—	1,570	—	13,683
LOSS BEFORE MINORITY INTEREST	(1,966,476)	(145,433)	(3,632,839)	(852,427)
MINORITY INTEREST – related parties	182,452	—	448,882	—
LOSS FROM CONTINUING OPERATIONS	(1,784,024)	(145,433)	(3,183,957)	(852,427)
LOSS FROM DISCONTINUED OPERATIONS
Discontinued operations	—	(5,150)	—	(481,926)
Disposal of discontinued operations	—	—	—	(821,721)
LOSS FROM DISCONTINUED OPERATIONS	—	(5,150)	—	(1,303,647)
NET LOSS	$(1,784,024)	$(150,583)	$(3,183,957)	$(2,156,074)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.05)	$(0.00)	$(0.08)	$(0.02)
Loss from discontinued operations	—	—	—	(0.03)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.05)	$(0.00)	$(0.08)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	39,242,251	39,242,251	39,242,251	39,242,251

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIENCY (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount

Balances at October 1, 2004	39,849,751	$398,486	$331,200,561	$(343,834,836)	$(829,576)	$(13,065,365)
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor company's basis	—	—	(63,031,665)	—	—	(63,031,665)
Net loss	—	—	—	(3,183,957)	—	(3,183,957)
Balances at June 30, 2005	39,849,751	$398,486	$268,168,896	$(347,078,793)	$(829,576)	$(79,280,987)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,183,957)	$(2,156,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	481,926
Loss on disposal of discontinued operations	—	821,721
Net change in assets and liabilities of discontinued operations	(27,727)	(199,473)
Depreciation and amortization	105,337	14,941
Amortization of original issue discount on subordinated notes	1,951	1,015
Amortization of loan costs	152,456	—
Write-off of fixed assets	20,430	—
Write-off of KES acquisition costs	362,846	—
Minority interest – related parties	(448,882)	—
Changes in operating assets and liabilities, net of effect of KES acquisition:
(Increase) decrease in –
Accounts receivable, net	(1,995,119)	—
Inventories	2,382,375	—
Accrued interest receivable	(31,259)	(27,297)
Prepaid expenses	(258,264)	153,067
Increase (decrease) in –
Accounts payable	(1,414,665)	(48,519)
Accrued employee compensation	—	(24,778)
Accrued interest payable	2,411,499	—
Accrued expenses	(802,726)	15,350
Deferred rent	(12,030)	—
NET CASH USED IN OPERATING ACTIVITIES	(2,737,735)	(968,122)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of BTW assets	—	820,000
Principal and interest payments on note receivable	247,227	400,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	247,227	1,220,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in line of credit	1,410,683	—
Principal payments on equipment contract payable	(23,292)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,387,391	—
NET CASH PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES	(1,103,117)	251,878
CASH ACQUIRED IN CONNECTION WITH KES ACQUISITION	913,194	—
CASH AND CASH EQUIVALENTS
Net increase (decrease)	(189,923)	251,878
Balance at beginning of period	674,880	531,466
Balance at end of period	$484,957	$783,344
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for –
Interest	$685,603	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in connection with acquisition of KES Acquisition Company, LLC	$24,733,000	$—
Notes payable issued in connection with acquisition of KES Acquisition Company, LLC	$39,493,000	$—
Assets acquired in connection with acquisition of KES Acquisition Company, LLC, less cash acquired	$34,528,542	$—
Liabilities assumed in connection with acquisition of KES Acquisition Company, LLC	$33,673,519	$—
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor's basis	$63,031,665	$—
Loan fees capitalized and added to note principal	$125,000	$—

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

1.    Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of YouthStream Media Networks, Inc. ("YouthStream"), and its direct and indirect wholly and majority-owned subsidiaries: Network Event Theater, Inc. ("NET"), American Passage Media, Inc. ("American Passage"), Beyond the Wall, Inc. ("Beyond the Wall" or "BTW"), and W3T.com, Inc. ("Teen.com") (all inactive); and, commencing March 1, 2005, YouthStream Acquisition Corp., Atacama KES Holding Corporation and KES Acquisition Company, LLC (see Note 2) (collectively, the "Company").

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Intercompany items and transactions have been eliminated in consolidation.

During fiscal 2001, the Company reorganized into two market segments: media and retail.

On August 5, 2002, the Company sold substantially all of its remaining media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment.

On February 25, 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the period from October 1, 2003 through February 25, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company's only revenue-generating business operation. The consolidated financial statements for the nine months ended June 30, 2004 present Beyond the Wall's operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004 (see Note 3).

Commencing March 1, 2005, the Company has included the operations of a steel mini-mill located in Ashland, Kentucky in its consolidated financial statements (see Note 2), which represents the only business segment in which the Company currently operates.

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three months and nine months ended June 30, 2005 and 2004, and the cash flows for the nine months ended June 30, 2005 and 2004. The balance sheet as of September 30, 2004 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2005.

Going Concern

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,836, a stockholders' deficiency of $13,065,365, a working capital deficiency of $3,452,840, and had incurred a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,365,620 and $901,443, respectively. As of June 30, 2005, the Company had an accumulated deficit of $347,018,793, a stockholders' deficiency of $79,280,987 and had incurred a net loss and negative cash flows from operating activities for the nine months ended June 30, 2005 of $3,183,957 and $2,737,735, respectively. As of September 30, 2004 and June 30, 2005, the Company had insufficient capital to fund all of its obligations on a consolidated basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company's independent registered public accounting firm, in its report dated December 17, 2004, included an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky (see Note 2). The Company utilized substantially all of its available cash resources to fund such acquisition and requires additional operating capital to fund corporate general and administrative expenses. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and has incurred losses until recently. For the three months and nine months ended June 30, 2005, operating income was $593,638 and $529,001, respectively, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a line of credit with General Electric Capital Corporation to fund its separate operations. Subsequent to June 30, 2005, the operating performance of the steel mini-mill has improved and the Company has been able to increase borrowing availability under its line of credit with General Electric Capital Corporation.

The Company believes that its current internal and external cash resources will be adequate to fund its operations through September 30, 2005. However, to the extent the Company's estimates and assumptions are inaccurate, the Company may not have sufficient cash resources to fund its operations. In such event, the Company may have to consider a formal or informal restructuring or reorganization, including a sale or other disposition of its assets.

The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

Recent Developments:

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes are subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received from the sale of the assets and operations of Beyond the Wall in February 2004 and any tax sharing payments under the Tax Sharing Agreement, as described below. The Company intends to repay the notes payable to directors from the proceeds from the settlement of the Beyond the Wall note receivable, which were received on September 30, 2005, as described below.

For the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA"). For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA. At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended. Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the requirement that Acquisition Corp., KES Acquisition and Atacama KES collectively have, on a consolidated basis, in excess of $4,000,000 of EBITDA for the nine months ending September 30, 2005.

On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of the outstanding note receivable of that had a balance, including accrued interest, of $271,686 at June 30, 2005 that the Company had previously received from the sale of the assets and operations of Beyond the Wall in February 2004 (see Note 3).

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(Revised 2004), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the Company's first interim or annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) effective January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 effective October 1, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and has not yet determined the impact, if any, that SFAS No. 151 will have on its financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 153 effective July 1, 2005. The Company is currently evaluating the provisions of SFAS No. 153, and has not yet determined the impact, if any, that it will have on the Company's financial statement presentation or disclosures.

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

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream has a 2.67% equity interest in KES Holdings, as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the consolidated balance sheet at June 30, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company's financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Subsequent to this transaction, the management of the Mill remained intact. This transaction did not result in any change in the Mill's business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by this transaction.

As described herein, the Notes and 13% Series A Preferred Stock were issued by Acquisition Corp., the parent company of KES Acquisition. KES Acquisition is a separate legal entity that owns and operates the Mill. The Notes are legal obligations solely of Acquisition Corp., and are not obligations of KES Acquisition, nor are they secured by the assets or cash flows of the Mill. In the future, Acquisition Corp. may grant liens to secure repayment of the Notes, upon the consent of any senior lender to KES Acquisition at that time. In addition, the Notes are non-recourse to the assets of YouthStream, except for the shares of capital stock of Acquisition Corp. that have been pledged by YouthStream to the holders of the Notes. Pursuant to the terms of the transaction documentation in connection with the Acquisition and the loan facility with General Electric Capital Corporation, YouthStream and Acquisition Corp. are currently limited in their ability to receive cash distributions from KES Acquisition.

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of General Electric Capital Corporation. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash" as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note (or earlier if consented to by General Electric Capital Corporation or any other senior lender) and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of June 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,056,032.

For the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA"). For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA. At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended. Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the requirement that Acquisition Corp., KES Acquisition and Atacama KES collectively have, on a consolidated basis, in excess of $4,000,000 of EBITDA for the nine months ending September 30, 2005.

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp. or (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued. In addition, beginning with the second anniversary of the initial issuance of the 13% Series A Preferred Stock, Acquisition Corp. will be required to use "free cash" (as that term is defined in the Securities Purchase Agreement) to commence redeeming shares of 13% Series A Preferred Stock in increments of at least $4,000,000, with limited exceptions.

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

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the "Subordinated Promissory Notes"). Cash proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill's operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with principal and interest due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with General Electric Capital Corporation or (ii) December 31, 2006.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC (collectively, "Libra"), the Manager of KES Holdings and has an economic interest in KES Holdings through his relationship with Libra. Certain other affiliates of Libra are also investors in KES Holdings, including trusts for the benefit of Jess M. Ravich (the "Ravich Trusts") and certain of his family members. Mr. Ravich is a principal of Libra and holds 1,860,000 shares of YouthStream's common stock and warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, as well as 1,000,000 shares of YouthStream's redeemable preferred stock. Through his positions at Libra, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trusts and Libra, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trusts for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trusts in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations", and in accordance with Emerging Issues Task Force (EITF) No. 88-16, "Basis in

Leveraged Buyout Transactions". As a result of the substantial and continuing relationships between YouthStream and the Sellers, including the significant influence retained by the Sellers over the operations of the Mill, and the provisions of EITF 88-16 that must be considered when determining the extent of fair value/predecessor basis to be used in recording the transaction, the Acquisition has been recorded at predecessor basis. Since the debt and equity held by the Sellers represented almost the entire amount of capital at risk both before and after the Acquisition, the application of the "monetary test" specified in Section 3 of EITF 88-16, which limits the portion of the purchase consideration that can be valued at fair value to the percentage of the total consideration that is monetary, was utilized by the Company in determining to record the transaction at predecessor basis. The excess of the purchase price over predecessor basis of the net assets acquired has been reflected as a deemed distribution of $63,031,665 to the Sellers at the date of acquisition in the consolidated financial statements.

For taxable periods beginning after February 28, 2005, Acquisition Corp. and Atacama KES are included in the consolidated federal income tax return filed by YouthStream as the common parent. Acquisition Corp. and Atacama KES have entered into a Tax Sharing Agreement with YouthStream, pursuant to which they have agreed to pay YouthStream an amount equal to 50% of their respective "separate company tax liability". The term "separate company tax liability" is defined as the amount, if any, of the federal income tax liability (including, without limitation, liability for any penalty, fine, additions to tax, interest, minimum tax and other items applicable to such subsidiary in connection with the determination of the subsidiary's tax liability), which such subsidiary would have incurred if its federal income tax liability for the periods during which it is includible in a consolidated federal income tax return with YouthStream were determined generally in the same manner in which its separate return liability would have been calculated under Section 1552(a)(2) of the Internal Revenue Code of 1986, as amended. YouthStream has approximately $250,000,000 of federal net operating loss carryovers currently available to offset the consolidated federal taxable income of the affiliated group in the future.

The total purchase price of $65,000,000, as well as the terms and conditions of the Notes and 13% Series A Preferred Stock issued to the Sellers, was determined to be at fair value based on reports prepared by an independent valuation firm. The following table summarizes the assets acquired and liabilities assumed at February 28, 2005.

Assets Acquired:
Cash	$913,194
Accounts receivable, net	10,660,417
Inventories	17,850,471
Prepaid expenses and other current assets	904,271
Property, plant and equipment, net	4,204,288
Due from YouthStream Acquisition Corp.	187,702
Other non-current assets	721,393

Total assets acquired	35,441,736

Liabilities Assumed:
Accounts payable	8,654,580
Accrued expenses	1,473,948
Accrued interest payable	593,260
Deferred rent	165,413
Subordinated promissory notes payable	7,000,000
Line of credit	15,495,095
Equipment contract payable	291,223

Total liabilities assumed	33,673,519

Net assets acquired	1,768,217

Adjustment to recognize minority interest	(349,931)

$1,418,286

Total purchase consideration:
8% Subordinated secured promissory notes payable	$40,000,000
13% Series A preferred stock	25,000,000
65,000,000
Less elimination for 2.67% interest in KES Holdings:
8% Subordinated secured promissory notes payable	(507,000)
13% Series A preferred stock	(267,000)

Net purchase consideration	64,226,000

Minority interests in equity	223,951

Adjustment to record deemed distribution to Sellers	(63,031,665)

$1,418,286

The amount due from YouthStream Acquisition Corp. of $187,702 represents costs incurred by KES Acquisition with respect to the Acquisition, which were included in the $1,073,727 of transaction costs related to the KES Acquisition charged to operations during the nine months ended June 30, 2005.

As of December 31, 2004 and September 30, 2004, the Company incurred $335,146 and $175,144, respectively, of costs with respect to the Acquisition, which were presented as deferred costs in the

Company's consolidated balance sheets at such dates. These costs were included in the $1,073,727 of transaction costs related to the KES Acquisition charged to operations during the nine months ended June 30, 2005.

Minority interest – related parties was $448,882 on February 28, 2005. For March 2005, the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders was $266,430, which reduced minority interest – related parties to $182,452 at March 31, 2005. For the three months ended June 30, 2005, the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders was $361,247, but the reduction to minority interest – related parties was limited to the balance at March 31, 2005 of $182,452. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the three months ended June 30, 2005 of $178,795 was included in the Company's consolidated statement of operations for the three months ended June 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods.

The following pro forma operating data presents the results of operations for the three months ended June 30, 2005 and 2004, as if the Acquisition had occurred on March 31, 2005 and 2004, respectively, and for the nine months ended June 30, 2005 and 2004, as if the Acquisition had occurred on September 30, 2004 and 2003, respectively. Accordingly, transaction costs of $280,773 and $1,073,727 related to the KES Acquisition for the three months and nine months ended June 30, 2005 are not included in the net loss from continuing operations shown below. In addition, discontinued operations for the three months and nine months ended June 30, 2004 are not included. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. The Company's unaudited pro forma information is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$29,127,566	$16,085,610	$82,865,614	$19,645,318
Cost of sales	27,239,391	17,940,014	78,127,873	22,640,868
Gross margin (deficit)	1,888,175	(1,854,404)	4,737,741	(2,995,550)
Operating income (loss)	593,638	(2,873,047)	851,914	(6,871,039)
Interest expense	(2,293,501)	(1,812,720)	(6,761,935)	(5,039,536)
Minority interest	236,391	236,391	236,391	236,391
Net loss from continuing operations	$(1,449,312)	$(4,412,084)	$(5,576,110)	$(11,499,155)

Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.14)	$(0.29)
Weighted average common shares outstanding	39,242,251	39,242,251	39,242,251	39,242,251

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

Inventories

Inventories are comprised of raw materials (consisting of billets and scrap metal), semi-finished goods and finished goods. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market.

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

Self-Insurance

The Company is self-insured for health care costs up to $25,000 per subscriber annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized self-insured health care expense of approximately $462,000 and $584,000, for the three months and nine months ended June 30, 2005, respectively. Estimated claims incurred but not reported were approximately $215,000 as of June 30, 2005, which are included in accrued liabilities in the consolidated balance sheet at June 30, 2005.

Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, and line of credit as of June 30, 2005 approximates their respective fair values due to the demand or short-term nature of those instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

Concentrations and Commitments

The Company's cash balances exceeded federally-insured levels at June 30, 2005. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located in the United States, as a result of which the Company believes that it had nominal risk with respect to its concentration of balances in cash and cash equivalents at such date.

For the three months and nine months ended June 30, 2005, the Company has two suppliers that account for approximately 81% of raw materials purchases, one providing approximately 43% and the other providing approximately 38%, of which approximately $3,200,000 was included in accounts payable at June 30, 2005. For the three months and nine months ended June 30, 2005, the Company has two customers that each accounted for 6% or more of net sales (aggregate 12%), of which approximately $2,200,000 was included in accounts receivable at June 30, 2005.

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

The Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $6,900,000 at June 30, 2005.

The Company leases a ladle metallurgy furnace facility and certain other machinery and equipment. At June 30, 2005, future minimum annual payments for all operating leases are as follows:

Twelve Months Ending June 30,
2006	$1,025,868
2007	1,017,437
2008	990,363
2009	890,363
2010	78,019
Total minimum lease payments	$4,002,050

Equipment rental expense for the three months and nine months ended June 30, 2005 was $304,843 and $407,034, respectively.

3.    Discontinued Operations

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

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $106,800 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note. On October 31, 2004, the buyer made its scheduled principal payment on the Note of $197,734, plus accrued interest of $49,493. Remaining scheduled principal payments at June 30, 2005 with respect to the Note totaling $245,466 are as follows: October 31, 2005 – $197,734; October 31, 2006 – $47,732.

The Company initially recognized a loss of $564,921 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $256,800, which decreased the carrying value of the note receivable from $1,100,000 to $843,200 and increased the loss on the BTW sale from $564,921 to $821,721. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the nine months ended June 30, 2004. As a result of the sale, the retail segment operations have been presented as a discontinued operation for the three months and nine months ended June 30, 2004.

The Company's unaudited net revenues and loss from discontinued operations are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$—	$—	$—	2,513,000

Loss from discontinued operations	$—	$(5,150)	$—	(481,926)
Loss on disposal of discontinued operations	—	—	—	(821,721)
Loss from discontinued operations	$—	$(5,150)	$—	(1,303,647)

As of June 30, 2005 and September 30, 2004, the Company has accrued liabilities of $2,470,741 and $2,498,468, respectively, remaining from its discontinued businesses. The accrued liabilities consist primarily of severance, lease payments and other costs related to the operations of the discontinued businesses.

4.    Inventories

Inventories are comprised of the following at June 30, 2005:

Raw materials	$2,835,997
Semi-finished goods	2,592,547
Finished goods	10,039,552

Total	$15,468,096

5.    Stock-Based Compensation

On October 15, 2003, the Company issued an option to purchase 50,000 shares of common stock to its Chief Executive Officer, exercisable through October 15, 2010 at $0.26 per share, which was the fair market value on the date of issuance. The option was fully vested upon issuance.

On June 3, 2004, the Company issued an option to purchase 200,000 shares of common stock to a new director, exercisable through June 3, 2011 at $0.14 per share, which was the fair market value on the date of issuance. The option was fully vested upon issuance.

On February 15, 2005, the Company issued an option to purchase 200,000 shares of common stock to new director, exercisable through February 15, 2012 at $0.30 per share, which was the fair market value on the date of issuance. The option vests over a 12-month period in equal monthly installments beginning March 1, 2005.

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

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company's unaudited pro forma information is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common shares – as reported	$(1,784,024)	$(150,583)	$(3,183,957)	$(2,156,074)
Add: Total stock-based compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(13,500)	(25,000)	(20,250)	(28,000)
Net loss – pro forma	$(1,797,524)	$(175,583)	$(3,204,207)	$(2,184,074)

Basic and diluted net loss per common share – as reported	$(0.05)	$(0.00)	$(0.08)	$(0.05)

Basic and diluted net loss per common share – pro forma	$(0.05)	$(0.00)	$(0.08)	$(0.06)

Securities entitling the holder to acquire shares of common stock that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect are summarized as follows:

	June 30, 2005	September 30, 2004
Stock options	1,405,404	1,205,404
Common stock purchase warrants	1,000,000	1,000,000

At June 30, 2005, the weighted average exercise price of the stock options and common stock purchase warrants was $0.18 per share and $0.12 per share, respectively.

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2005 and September 30, 2004:

	June 30, 2005	September 30, 2004
	(Unaudited)

Land	$142,498	$—
Buildings and improvements	672,529	—
Machinery and equipment	3,713,256	—
Office equipment	—	140,068
Total	4,528,283	140,068
Accumulated depreciation and amortization	(424,352)	(114,658)
Property, plant and equipment, net	$4,103,931	$25,410

Depreciation expense for the three months ended June 30, 2005 and 2004 was $74,331 and $4,981, respectively, and for the nine months ended June 30, 2005 and 2004 was $105,337 and $14,941, respectively.

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

Subordinated Secured Promissory Notes Payable to Related Parties

Subordinated secured promissory notes payable consist of seven notes payable aggregating $7,000,000 issued by KES Acquisition to three related parties. The notes bear interest at 12% per annum, are secured by subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with General Electric Capital Corporation. When originally issued, the notes were due, with interest, upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with General Electric Capital Corporation or (ii) each note's respective due date, which ranged from March 31, 2005 to December 31, 2005. As of June 3, 2005, all seven of the notes had been extended to December 31, 2006. Proceeds from these notes were used to accelerate and expand the operations of the steel mini-mill. At June 30, 2005, accrued interest payable with respect to the subordinated secured promissory notes payable was $874,027.

Line of Credit

Effective March 24, 2004, KES Acquisition entered into a loan and security agreement, as amended, with General Electric Capital Corporation. Under the terms of the agreement, KES Acquisition has the ability to borrow up to $23,000,000, subject to limitations under the lender's borrowing base formula and compliance with a minimum fixed charge coverage ratio. Interest is payable monthly in arrears on the outstanding principal balance at the index rate (defined as the thirty-day dealer commercial paper rate) plus 5.5% per annum. The line of credit matures on March 24, 2007, and is secured by all of the assets of KES Acquisition and a pledge of (i) the membership interests of KES Acquisition owned by Acquisition Corp. and (ii) the capital stock of Atacama KES owned by Acquisition Corp. As of June 30, 2005, the balance outstanding on the line of credit was $17,030,778, which has been presented as a current liability in the consolidated balance sheet at such date due to continuing uncertainty with respect to the Company's ability to maintain compliance with the minimum fixed charge coverage ratio.

At June 30, 2005 KES Acquisition was in compliance with the fixed charge coverage ratio. At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream (see Note 2), and has since received a waiver of default from the lender. In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company will seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit.

Equipment Contract Payable

The equipment contract payable is due in 47 equal monthly installments of $8,099, including interest at 9.35% per annum, with a balloon payment of $35,252 due on May 8, 2008. The equipment contract payable is secured by the related equipment. As of June 30, 2005, the balance outstanding on the equipment contract payable was $267,931. Future scheduled principal payments on the equipment contract payable are summarized as follows:

Twelve Months Ending June 30,
2006	$75,302
2007	82,652
2008	109,977
Total principal payments	$267,931

8.    Legal Proceedings

From time to time the Company and/or its subsidiary that owned its former operating business, Beyond the Wall, are defendants in various lawsuits and claims from various trade creditors and former landlords. Certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at June 30, 2005 and September 30, 2004.

KES Acquisition has been named in a wrongful death lawsuit in West Virginia with respect to an employee of a contractor who died while working at the Mill in April 2004. KES Acquisition is being defended by its insurance carrier. The Company does not believe that the resolution of this litigation will have a material adverse effect on its financial condition or results of operations.

9.    Income Taxes

No federal tax provision has been provided for the three months and nine months ended June 30, 2005 and 2004 due to the significant consolidated losses incurred to date.

At June 30, 2005, the Company had net operating loss carryovers for federal income tax purposes of approximately $286,000,000 that expire from 2012 through 2024. The use of approximately $36,000,000 of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code. For financial reporting purposes, a 100% valuation allowance has been recognized to offset the net deferred tax asset principally related to the net operating loss carryovers for all periods presented.

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

On August 5, 2002, the Company sold substantially all of its remaining media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment.

On February 25, 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the period from October 1, 2003 through February 25, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company's only revenue-generating business operation. The consolidated financial statements for the nine months ended June 30, 2004 present Beyond the Wall's operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004.

Commencing March 1, 2005, the Company has included the operations of a steel mini-mill located in Ashland, Kentucky in its consolidated financial statements, which represents the only business segment in which the Company currently operates.

Going Concern:

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,836, a stockholders' deficiency of $13,065,365, a working capital deficiency of $3,452,840, and had incurred a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,365,620 and $901,443, respectively. As of June 30, 2005, the Company had an accumulated deficit of $347,018,793, a stockholders' deficiency of $79,280,987 and had incurred a net loss and negative cash flows from operating activities for the nine months ended June 30, 2005 of $3,183,957 and $2,737,735, respectively. As of September 30, 2004 and June 30, 2005, the Company had insufficient capital to fund all of its obligations on a consolidated basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company's independent registered public accounting firm, in its report dated December 17, 2004, included an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky. The Company utilized substantially all of its available cash resources to fund such acquisition and requires additional operating capital to fund corporate general and administrative expenses. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and has incurred losses until recently. For the three months and nine months ended June 30, 2005, operating income was $593,638 and $529,001, respectively, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a line of credit with General Electric Capital Corporation to fund its separate operations. Subsequent to June 30, 2005, the operating performance of the steel mini-mill has improved and the Company has been able to increase borrowing availability under its line of credit with General Electric Capital Corporation.

The Company believes that its current internal and external cash resources will be adequate to fund its operations through September 30, 2005. However, to the extent the Company's estimates and assumptions are inaccurate, the Company may not have sufficient cash resources to fund its operations. In such event, the Company may have to consider a formal or informal restructuring or reorganization, including a sale or other disposition of its assets.

The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

Recent Developments:

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes are subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received from the sale of the assets and operations of Beyond the Wall in February 2004 and any tax sharing payments under the Tax Sharing Agreement, as described below. The Company intends to repay the notes payable to directors from the proceeds from the settlement of the Beyond the Wall note receivable, which were received on September 30, 2005, as described below.

For the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA"). For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA. At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended. Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the requirement that Acquisition Corp., KES Acquisition and Atacama KES collectively have, on a consolidated basis, in excess of $4,000,000 of EBITDA for the nine months ending September 30, 2005.

On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of the outstanding note receivable that had a balance, including accrued interest, of $271,686 at June 30, 2005 that the Company had previously received from the sale of the assets and operations of Beyond the Wall in February 2004 (see "Sale of Assets and Operations of Beyond the Wall, Inc." below).

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

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000. Accordingly, under the provisions of the sale agreement, the buyer received a credit of $106,800 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note. On October 31, 2004, the buyer made its scheduled principal payment on the Note of $197,734, plus accrued interest of $49,493. Remaining scheduled principal payments at June 30, 2005 with respect to the Note totaling $245,466 are as follows: October 31, 2005 – $197,734; October 31, 2006 – $47,732.

The Company initially recognized a loss of $564,921 with respect to this sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004. Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $256,800, which decreased the carrying value of the note receivable from $1,100,000 to $843,200 and increased the loss on the BTW sale from $564,921 to $821,721. The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the nine months ended June 30, 2004. As a result of the sale, the retail segment operations have been presented as a discontinued operation for the three months and nine months ended June 30, 2004.

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

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream has a 2.67% equity interest in KES Holdings, as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the condensed consolidated balance sheet at June 30, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company's financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Subsequent to this transaction, the management of the Mill remained intact. This transaction did not result in any change in the Mill's business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by this transaction.

As described herein, the Notes and 13% Series A Preferred Stock were issued by Acquisition Corp., the parent company of KES Acquisition. KES Acquisition is a separate legal entity that owns and operates the Mill. The Notes are legal obligations solely of Acquisition Corp., and are not obligations of KES Acquisition, nor are they secured by the assets or cash flows of the Mill. In the future, Acquisition Corp. may grant liens to secure repayment of the Notes, upon the consent of any senior lender to KES Acquisition at that time. In addition, the Notes are non-recourse to the assets of YouthStream, except for the shares of capital stock of Acquisition Corp. that have been pledged by YouthStream to the holders of the Notes. Pursuant to the terms of the transaction documentation in connection with the Acquisition and the loan facility with General Electric Capital Corporation, YouthStream and Acquisition Corp. are currently limited in their ability to receive cash distributions from KES Acquisition.

The following pro forma operating data presents the results of operations for the three months ended June 30, 2005 and 2004, as if the Acquisition had occurred on March 31, 2004 and 2003, respectively, and for the nine months ended June 30, 2005 and 2004, as if the Acquisition had occurred on September 30, 2004 and 2003, respectively. Accordingly, transaction costs of $280,773 and $1,073,727 related to the KES Acquisition for the three months and nine months ended June 30, 2005 are not included in the net loss from continuing operations shown below. In addition, discontinued operations for the three months and nine months ended June 30, 2004 are not included. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. The Company's unaudited pro forma information is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$29,127,566	$16,085,610	$82,865,614	$19,645,318
Cost of sales	27,239,391	17,940,014	78,127,873	22,640,868
Gross margin (deficit)	1,888,175	(1,854,404)	4,737,741	(2,995,550)
Operating income (loss)	593,638	(2,873,047)	851,914	(6,871,039)
Interest expense	(2,293,501)	(1,812,720)	(6,761,935)	(5,039,536)
Minority interest	236,391	236,391	236,391	236,391
Net loss from continuing operations	$(1,449,312)	$(4,412,084)	$(5,576,110)	$(11,499,155)
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.14)	$(0.29)
Weighted average common shares outstanding	39,242,251	39,242,251	39,242,251	39,242,251

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements. In addition, as a result of the acquisition of the Mill during the nine months ended June 30, 2005, the Company adopted additional accounting policies as described at Note 2 to the condensed consolidated financial statements.

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

Results of Operations:

The retail segment operations of Beyond the Wall have been presented as a discontinued operation in 2004. Accordingly, for the three months and nine months ended June 30, 2004, the Company did not have any revenues or cost of revenues from continuing operations.

The refurbished Mill restarted operations in late January 2004 and completed its ramp-up phase and reached full operating status in August 2004. The Company acquired the Mill effective February 28, 2005, and the operations of the Mill have been consolidated commencing March 1, 2005. Sales and cost of sales were generated by the operations of the Mill during 2005. The Company's results of operations for the three months ended June 30, 2005 include the Mill's operations for three months (April through June 2005) and the Company's results of operations for the nine months ended June 30, 2005 include the Mill's operations for four months (March through June 2005). As a result of the acquisition of the Mill, the Company's financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Three Months Ended June 30, 2005 and 2004:

Net Sales.    Net sales were $29,127,566 for the three months ended June 30, 2005, an average of $9,709,189 per month, as compared to pro forma net sales of $16,085,610 for the three months ended June 30, 2004, an average of $5,361,870 per month. Average monthly net sales for the three months ended June 30, 2005 were $4,347,319 or 81.1% greater than pro forma average monthly net sales for the three months ended June 30, 2004.

Cost of Sales.    Cost of sales was $27,239,391 for the three months ended June 30, 2005, resulting in gross profit of $1,888,175 and a gross profit margin of 6.5%. Pro forma gross profit margin for the three months ended March 31, 2005 was 4.4% and for the six months ended March 31, 2005 was 5.3%. The improvement in gross profit margin for the three months ended June 30, 2005 as compared to the prior 2005 periods was a result of various factors, including the utilization of lower cost vendors for raw materials purchases, improved plant operating efficiency and increased steel prices. Due to the restart of Mill operations in late January 2004, a comparison of 2004 cost of sales amounts to 2005 cost of sales amounts is not meaningful.

Selling, General and Administrative Expenses.    For the three months ended June 30, 2005, selling, general and administrative expenses were $1,294,537 or 4.4% of net sales. For the three months ended June 30, 2004, selling, general and administrative expenses were $155,202, which reflected corporate general and administrative expenses, including management compensation, legal and accounting fees and insurance costs.

Operating Income (Loss).    Operating income was $593,638 for the three months ended June 30, 2005, as compared to an operating loss of $155,202 for the three months ended June 30, 2004.

Interest Income.    Interest income was $9,944 for the three months ended June 30, 2005, as compared to $18,615 for the three months ended June 30, 2004.

Interest Expense.    For the three months ended June 30, 2005, interest expense was $2,293,501, which included interest expense related to the 8% notes payable of $787,696 and the 13% Series A Preferred Stock of $801,621 issued in conjunction with the acquisition of the Mill, and the 12% notes payable of $209,425. For the three months ended June 30, 2004, interest expense was $10,416.

Transaction Costs Related to KES Acquisition.    The Company incurred $280,773 of costs with respect to the acquisition of the Mill (primarily legal and accounting fees), which were charged to operations during the three months ended June 30, 2005.

Other Income (Expense).    For the three months ended June 30, 2005, other income was $4,216. There was no other income (expense) for the three months ended June 30, 2004.

Loss before Income Taxes and Minority Interest.    The loss before income taxes and minority interest was $1,966,476 for the three months ended June 30, 2005, as compared to $147,003 for the three months ended June 30, 2004.

Income Taxes.    For the three months ended June 30, 2004, the Company recorded a benefit from income taxes of $1,570. The Company did not record any provision for or benefit from income taxes for the three months ended June 30, 2005.

Loss before Minority Interest.    The loss before minority interest was $1,966,476 for the three months ended June 30, 2005, as compared to $145,433 for the three months ended June 30, 2004.

Minority Interest.    For the three months ended June 30, 2005, minority interest was $182,452, reflecting the minority interest's share in the loss of YouthStream Acquisition Corp., an 80.01%-owned consolidated subsidiary.

Loss from Continuing Operations.    The loss from continuing operations was $1,784,024 for the three months ended June 30, 2005, as compared to $145,433 for the three months ended June 30, 2004.

Loss from Discontinued Operations.    For the three months ended June 30, 2004, the Company had a loss from discontinued operations of $5,150, which related to the former operations of Beyond the Wall.

Net Loss.    Net loss was $1,784,024 for the three months ended June 30, 2005, as compared $150,583 for the three months ended June 30, 2004.

Nine Months Ended June 30, 2005 and 2004:

Net Sales.    Net sales were $38,261,343 for the nine months ended June 30, 2005, an average of $9,565,336 per month. Pro forma net sales were $82,865,614 for the nine months ended June 30, 2005, an average of $9,207,290 per month, as compared to pro forma net sales of $19,645,318 for the nine months ended June 30, 2004, an average of $3,929,064 per month. Pro forma average monthly net sales for the nine months ended June 30, 2005 were $5,278,226 or 134.3% greater than pro forma average monthly net sales for the nine months ended June 30, 2004.

Cost of Sales.    Cost of sales was $35,726,590 for the nine months ended June 30, 2005, resulting in gross profit of $2,534,753 and a gross profit margin of 6.6%. Pro forma gross profit margin for the nine months ended June 30, 2005 was 5.7%. Due to the restart of Mill operations in late January 2004, a comparison of 2004 cost of sales amounts to 2005 cost of sales amounts is not meaningful.

Selling, General and Administrative Expenses.    For the nine months ended June 30, 2005, selling, general and administrative expenses were $2,005,752 or 5.2% of sales. Selling, general and administrative expenses were higher for the nine months ended June 30, 2005, at 5.2% of net sales, as compared to 4.4% of net sales for the three months ended June 30, 2005, since the Company incurred corporate general and administrative expenses during the entire nine months ended June 30, 2005, but only had operating revenues for the last four months of the nine months ended June 30, 2005. For the nine months ended June 30, 2004, selling, general and administrative expenses were $865,159, which reflected corporate general and administrative expenses, including management compensation, legal and accounting fees and insurance costs.

Operating Income.    Operating income was $529,001 for the nine months ended June 30, 2005, as compared to an operating loss of $865,159 for the nine months ended June 30, 2004.

Interest Income.    Interest income was $35,478 for the nine months ended June 30, 2005, as compared to $30,063 for the nine months ended June 30, 2004.

Interest Expense.    For the nine months ended June 30, 2005, interest expense was $3,097,102, which included interest expense related to the 8% notes payable of $1,056,032 and the 13% Series A Preferred Stock of $1,074,700 issued in conjunction with the acquisition of the Mill, and the 12% notes payable of $280,767. For the nine months ended June 30, 2004, interest expense was $31,014.

Transaction Costs Related to KES Acquisition.    The Company incurred $1,073,727 of costs with respect to the acquisition of the Mill (primarily legal and accounting fees), which were charged to operations during the nine months ended June 30, 2005. Included in such costs was $187,702 of transaction costs incurred by KES Acquisition prior to February 28, 2005.

Other Income (Expense).    For the nine months ended June 30, 2005, other expense was $26,489. There was no other income (expense) for the nine months ended June 30, 2004.

Loss before Income Taxes and Minority Interest.    The loss before income taxes and minority interest was $3,632,839 for the nine months ended June 30, 2005, as compared to $866,110 for the nine months ended June 30, 2004.

Income Taxes.    For the nine months ended March 31, 2004, the Company recorded a benefit from income taxes of $13,683. The Company did not record any provision for or benefit from income taxes for the nine months ended June 30, 2005.

Loss before Minority Interest.    The loss before minority interest was $3,632,839 for the nine months ended June 30, 2005, as compared to $852,427 for the nine months ended June 30, 2004.

Minority Interest.    For the nine months ended June 30, 2005, minority interest was $448,882, reflecting the minority interest's share in the loss of YouthStream Acquisition Corp., an 80.01%-owned consolidated subsidiary.

Loss from Continuing Operations.    The loss from continuing operations was $3,183,957 for the nine months ended June 30, 2005, as compared to $852,427 for the nine months ended June 30, 2004.

Loss from Discontinued Operations.    For the nine months ended June 30, 2004, the Company had a loss from discontinued operations of $1,303,647, which related to the former operations of Beyond the Wall. The loss from discontinued operations of $481,926 for the nine months ended June 30, 2004 consisted of an operating loss of $981,926, offset by a gain of $500,000 resulting from the reduction of a prior accrual with respect to the closing of retail stores as a result of the Company completing settlements with landlords below what had been originally accrued. The Company also had a loss on the disposal of discontinued operations of $821,721 for the nine months ended June 30, 2004, as a result of the sale of the assets and operations of Beyond the Wall in February 2004.

Net Loss.    Net loss was $3,183,957 for the nine months ended June 30, 2005, as compared $2,156,074 for the nine months ended June 30, 2004.

Liquidity and Capital Resources – June 30, 2005:

On March 9, 2005, YouthStream completed the acquisition of the Mill. YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp, which owns, directly and indirectly, 100% of KES Acquisition, the legal entity that owns and operates the Mill. Accordingly, YouthStream has consolidated the operations of the Mill commencing March 1, 2005. As a result of this transaction, the Company's financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to the its financial statements prior to that date.

The Company utilized substantially all of its available cash resources to complete the acquisition of the Mill, including its contribution of an aggregate of $500,000 of cash to Acquisition Corp. and the payment of the costs related to the transaction. Accordingly, the Company requires additional operating capital to fund corporate general and administrative expenses, which it is attempting to obtain through both internal and external resources. The Mill relies on cash flows from operations to support a line of credit with General Electric Capital Corporation to fund its separate operations. Subsequent to June 30, 2005, the operating performance of the steel mini-mill has improved and the Company has been able to increase borrowing availability under its line of credit with General Electric Capital Corporation.

As of June 30, 2005, the balance outstanding on the line of credit was $17,030,778, which has been presented as a current liability in the consolidated balance sheet at such date due to continuing uncertainty with respect to the Company's ability to maintain compliance with the minimum fixed charge coverage ratio. At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream, and has since received a waiver of default from the lender. KES Acquisition was in compliance with the fixed charge coverage ratio at June 30, 2005. In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company will seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit.

To the extent that the Mill generates taxable income in the future, the Tax Sharing Agreement with Acquisition Corp. and Atacama KES will generate cash payments to YouthStream equal to 50% of their respective "separate company tax liability". At June 30, 2005, the estimated tax sharing payment due to YouthStream was approximately $77,000. YouthStream has approximately $250,000,000 of federal net operating loss carryovers currently available to offset any federal income tax liability of Acquisition Corp and Atacama KES subsequent to February 28, 2005. YouthStream expects that its federal net operating loss carryovers will be sufficient to absorb most of any future federal income tax liability of Acquisition Corp. and Atacama KES.

The Mill restarted operations in January 2004 after being acquired by the previous owners, and has incurred losses until recently. The long-term economic viability of the Mill and its ability to fund its operations and debt service requirements, including maintaining compliance with various debt covenants and servicing the interest and principal obligations on the Notes and the dividends and redemption features on the 13% Series A Preferred Stock issued in connection with the acquisition of the Mill, is dependent on various internal and external factors, including the Mill's ability to operate on a sustained basis at 80% or more of its annual capacity of 240,000 tons per year, as currently configured. To the extent that the Mill is not able to maintain this operating threshold, the ability of the Mill to generate sufficient cash flows to fund its operations and debt service requirements and maintain compliance with various debt covenants may be impaired. In such event, the Company may have to consider a formal or informal restructuring or reorganization, including a sale or other disposition of its assets.

Operating Activities.    During the nine months ended June 30, 2005, the Company used $2,737,735 of cash in operating activities, both to fund the corporate overhead of YouthStream for the nine months ended June 30, 2005 and to fund the operations of the Mill for a period of four months from the date of acquisition through June 30, 2005. During the nine months ended June 30, 2004, the Company used $968,122 of cash in operating activities, primarily to fund its loss from continuing operations of $852,427 for the nine months ended June 30, 2004, which consisted of corporate general and administrative expenses.

Investing Activities.    During the nine months ended June 30, 2005, net cash provided by investing activities of $247,227 consisted of the October 31, 2004 scheduled principal payment of $197,734, plus accrued interest of $49,493, on the note that the Company received in the February 2004 sale of the assets and operations of Beyond the Wall. During the nine months ended June 30, 2004, net cash provided by investing activities of $1,220,000 consisted of the proceeds received from the sale of the Beyond the Wall assets and operations in February 2004.

Financing Activities.    During the nine months ended June 30, 2005, net cash provided by financing activities was $1,387,391, consisting of $1,410,683 from an increase in the line of credit with General Electric Capital Corporation, reduced by payments on long-term debt of $23,292. During the nine months ended June 30, 2004, the Company did not generate or use any cash in financing transactions.

The Company acquired $913,194 of cash in connection with the acquisition of KES Acquisition, LLC.

Principal Commitments:

At June 30, 2005, the Company's principal commitments consisted of the following obligations:

	Payments Due by Period
Contractual cash obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Notes payable to investors	$4,916,162	$—	$—	$—	$4,916,162
12% subordinated promissory notes payable	7,000,000	—	7,000,000	—	—
8% subordinated secured promissory notes payable	39,493,000	—	18,493,000	—	21,000,000
Line of credit	17,030,778	17,030,778	—	—	—
Operating leases	4,002,050	1,025,868	2,007,800	968,382	—
Equipment contact payable	267,931	75,302	192,629	—	—
Management services agreement	3,033,333	700,000	1,400,000	1,108,333	—
4% Series A Preferred Stock subject to mandatory redemption	5,269,333	—	—	—	5,269,333
13% Series A Preferred Stock of subsidiary subject to mandatory redemption, excluding accrued dividends	25,807,700	—	7,916,000	7,916,000	9,975,700
Total	$106,820,287	$18,831,948	$37,009,429	$9,817,715	$41,161,195

At June 30, 2005, the Company does not have any material commitments for capital expenditures.

At June 30, 2005, the Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $6,900,000.

Off-Balance Sheet Arrangements:

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at June 30, 2005.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(Revised 2004), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the Company's first interim or annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) effective January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 effective October 1, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and has not yet determined the impact, if any, that SFAS No. 151 will have on its financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS No. 153 amends Accounting Principles

Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 153 effective July 1, 2005. The Company is currently evaluating the provisions of SFAS No. 153, and has not yet determined the impact, if any, that it will have on the Company's financial statement presentation or disclosures.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that there were material weaknesses in the accounting and financial systems at the Company's steel mini-mill, which resulted in deficient disclosure controls and procedures. The steel mini-mill was acquired effective February 28, 2005, and its operations have been included in the consolidated financial statements of the Company commencing March 1, 2005. Accordingly, as a result of this evaluation, the Company's consolidated financial reporting and disclosure controls were also determined to have material weaknesses.

Specifically, the steel mini-mill lacks adequate accounting systems and controls and procedures to process information for inclusion in the Company's reports filed with the Securities and Exchange Commission. Furthermore, the steel mini-mill also lacks adequate accounting personnel in general and adequately trained accounting personnel in particular in order to be able to process and generate the required financial information to be included in the Company's consolidated financial statements on a timely basis. The Company has begun to address these issues by reviewing and revising its internal accounting policies and procedures, as necessary. The Company also intends to increase the resources and personnel allocated to the steel mini-mill's accounting department. The Company expects that the resolution of these issues will take several months.

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

YOUTHSTREAM MEDIA NETWORKS, INC. (Registrant)
Date: September 30, 2005	By: /s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer
Date: September 30, 2005	By: /s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer

INDEX TO EXHIBITS

10.90	Form of Promissory Note dated September 27, 2005 in the principal amount of $12,500

10.91	Payoff and Settlement Agreement, dated September 30, 2005, by and among YouthStream Media Networks, Inc., Beyond the Wall, Inc., 1903 West Main Street Realty Management, LLC and Clive Corporation, Inc.

10.92	Letter Agreement dated September 23, 2005 regarding 8% Subordinated Secured Promissory Notes

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002