Form 10QSB/A
period 2005-06-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2006-03-09
CIK 1103926

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

EXPLANATORY NOTES

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 reflects changes to the June 30, 2005 consolidated financial statements as a result of a determination by management to re-characterize a lease for certain equipment utilized by KES Acquisition Company, LLC (which was acquired by the Company effective March 1, 2005) as a capital lease rather than an operating lease. The Company also recorded additional interest expense with respect to notes payable of $10,000 and $20,000 for the three months and nine months ended June 30, 2005, respectively. These adjustments did not have a significant effect on the Company’s results of operations or cash flows. The Company also made several minor changes and revisions to improve various disclosures. Except as required to reflect the changes and revisions noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures as set forth in the document as originally filed. Additionally, except with respect to the disclosure set forth in Part II, Item 3 hereto, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

The Company elected to file a Quarterly Report on Form 10-QSB beginning with the quarterly period ended December 31, 2004, as the Company qualified as a Small Business Issuer in accordance with Regulation S-B, and will file its subsequent periodic reports under Regulation S-B.

This Quarterly Report on Form 10-QSB/A for the quarterly period ended June 30, 2005 contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words ‘‘believes’’, ‘‘expects’’, ‘‘anticipates’’, or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company’s expectations regarding its business, growth prospects, revenue trends, operating costs, working capital requirements, financing requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB/A for the quarterly period ended June 30, 2005 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update these forward-looking statements to reflect any future events or circumstances.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(Unaudited) (Restated–Note10)
ASSETS
Current assets:
Cash and cash equivalents	$484,957	$674,880
Current portion of note receivable, including accrued interest	223,954	242,189
Accounts receivable, less allowance for doubtful accounts of $397,444	12,655,536	—
Inventories	15,468,096	—
Prepaid expenses and other current assets	1,179,159	16,624
Total current assets	30,011,702	933,693
Property, plant and equipment, net	5,750,286	25,410
Note receivable, including accrued interest, less current portion	47,732	245,465
Unamortized loan costs	477,902	—
Deposits	216,035	—
Deferred costs related to KES transaction	—	175,144
Investment in KES Holdings	—	125,000
Total assets	$36,503,657	$1,504,712
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$8,149,989	$910,074
Accrued employee compensation	225,948	225,948
Accrued expenses	1,443,265	752,043
Line of credit	17,030,778	—
Current portion of equipment contract payable and capital lease obligation	433,940	—
Current liabilities of discontinued operations	2,470,741	2,498,468
Total current liabilities	29,754,661	4,386,533
Non-current liabilities:
Accrued interest payable to related parties	1,930,059	—
Deferred rent	153,383	—
4% note payable to related party, plus cumulative interest	3,952,775	3,952,775
4% note payable to investor, net of unamortized discount	963,387	961,436
12% subordinated promissory notes payable to related parties	7,000,000	—
8% subordinated secured promissory notes payable to related parties	39,493,000	—
Equipment contract payable, less current portion	192,629	—
Capital lease obligation, less current portion	1,410,393
Preferred stock of subsidiary subject to mandatory redemption; issued and outstanding at June 30, 2005 – 24,733 shares of Series A 13% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $1,000.00 per share, plus cumulative dividends	25,807,700	—
Preferred stock subject to mandatory redemption; issued and outstanding at June 30, 2005 and September 30, 2004 – 1,000,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends	5,269,333	5,269,333
Minority interest – related parties	—	—
Total liabilities	115,927,320	14,570,077
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized – 5,000,000 shares; issued and outstanding at June 30, 2005 and September 30, 2004 – 1,000,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; issued – 39,849,751 shares; outstanding – 39,242,251 shares at June 30, 2005 and September 30, 2004	398,486	398,486
Additional paid-in capital	268,096,138	331,200,561
Accumulated deficit	(347,088,711)	(343,834,836)
Treasury stock – 607,500 shares, at cost	(829,576)	(829,576)
Total stockholders’ deficiency	(79,423,663)	(13,065,365)
Total liabilities and stockholders’ deficiency	$36,503,657	$1,504,712

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(Restated – Note 10)		(Restated – Note 10)
NET SALES	$29,127,566	$—	$38,261,343	$—
COSTS AND EXPENSES
Cost of sales	27,194,477	—	35,666,705	—
Selling, general and administrative	1,294,537	155,202	2,005,752	865,159
	28,489,014	155,202	37,672,457	865,159
Operating income (loss)	638,552	(155,202)	588,886	(865,159)
OTHER INCOME (EXPENSE)
Interest income	9,944	18,615	35,478	30,063
Interest expense 13% Series A Preferred Stock	(801,621)	—	(1,074,700)	—
Notes payable to related parties	(997,121)	—	(1,336,799)	—
Other	(573,146)	(10,416)	(797,455)	(31,014)
Transaction costs related to KES acquisition	(280,773)	—	(1,073,727)	—
Other income (expense), net	4,216	—	(26,489)	—
Other income (expense), net	(2,638,501)	8,199	(4,273,692)	(951)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,999,949)	(147,003)	(3,684,806)	(866,110)
Income tax benefit	—	1,570	—	13,683
LOSS BEFORE MINORITY INTEREST	(1,999,949)	(145,433)	(3,684,806)	(852,427)
MINORITY INTEREST – related parties	162,820	—	430,931	—
LOSS FROM CONTINUING OPERATIONS	(1,837,129)	(145,433)	(3,253,875)	(852,427)
LOSS FROM DISCONTINUED OPERATIONS
Discontinued operations	—	(5,150)	—	(481,926)
Disposal of discontinued operations	—	—	—	(821,721)
LOSS FROM DISCONTINUED OPERATIONS	—	(5,150)	—	(1,303,647)
NET LOSS	$(1,837,129)	$(150,583)	$(3,253,875)	$(2,156,074)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.05)	$(0.00)	$(0.08)	$(0.02)
Loss from discontinued operations	—	—	—	(0.03)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.05)	$(0.00)	$(0.08)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	39,242,251	39,242,251	39,242,251	39,242,251

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2005
(Restated — Note 10)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balances at October 1, 2004	39,849,751	$398,486	$331,200,561	$(343,834,836)	$(829,576)	$(13,065,365)
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor company’s basis	—	—	(63,104,423)	—	—	(63,104,423)
Net loss	—	—	—	(3,253,875)	—	(3,253,875)
Balances at June 30, 2005	39,849,751	$398,486	$268,096,138	$(347,088,711)	$(829,576)	$(79,423,663)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
	(Restated – (Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,253,875)	$(2,156,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	481,926
Loss on disposal of discontinued operations	—	821,721
Net change in assets and liabilities of discontinued operations	(27,727)	(199,473)
Depreciation and amortization	245,452	14,941
Amortization of original issue discount on subordinated notes	1,951	1,015
Amortization of loan costs	152,456	—
Write-off of fixed assets	20,430	—
Write-off of KES acquisition costs	362,846	—
Minority interest – related parties	(430,931)	—
Changes in operating assets and liabilities, net of effect of KES acquisition:
(Increase) decrease in –
Accounts receivable, net	(2,202,051)	—
Inventories	3,294,122	—
Accrued interest receivable	(31,259)	(27,297)
Prepaid expenses	(258,264)	153,067
Increase (decrease) in –
Accounts payable	(2,326,412)	(48,519)
Accrued employee compensation	—	(24,778)
Accrued interest payable	2,411,499	—
Accrued expenses	(575,794)	15,350
Deferred rent	(12,030)	—
NET CASH USED IN OPERATING ACTIVITIES	(2,629,587)	(968,122)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of BTW assets	—	820,000
Principal and interest payments on note receivable	247,227	400,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	247,227	1,220,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in line of credit	1,410,683	—
Principal payments on equipment contract payable and capital lease obligation	(131,440)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,279,243	—
NET CASH PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES	(1,103,117)	251,878
CASH ACQUIRED IN CONNECTION WITH KES ACQUISITION	913,194	—
CASH AND CASH EQUIVALENTS
Net increase (decrease)	(189,923)	251,878
Balance at beginning of period	674,880	531,466
Balance at end of period	$484,957	$783,344
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for –
Interest	$777,455	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in connection with acquisition of KES Acquisition Company, LLC	$24,733,000	$—
Notes payable issued in connection with acquisition of KES Acquisition Company, LLC	$39,493,000	$—
Non-cash assets acquired in connection with acquisition of KES Acquisition Company, LLC	$37,019,827	$—
Liabilities assumed in connection with acquisition of KES Acquisition Company, LLC	$36,255,513	$—
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor’s basis	$63,104,423	$—
Loan fees capitalized and added to note principal	$125,000	$—

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

1.    Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of YouthStream Media Networks, Inc. (‘‘YouthStream’’), and its direct and indirect wholly and majority-owned subsidiaries: Network Event Theater, Inc. (‘‘NET’’), American Passage Media, Inc. (‘‘American Passage’’), Beyond the Wall, Inc. (‘‘Beyond the Wall’’ or ‘‘BTW’’), and W3T.com, Inc. (‘‘Teen.com’’) (all inactive); and, commencing March 1, 2005, YouthStream Acquisition Corp. (‘‘Acquisition Corp.’’), Atacama KES Holding Corporation (‘‘Atacama KES’’) and KES Acquisition Company, LLC (‘‘KES Acquisition’’) (see Note 2) (collectively, the ‘‘Company’’).

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

On February 25, 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the period from October 1, 2003 through February 25, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company’s only revenue-generating business operation. The consolidated financial statements for the nine months ended June 30, 2004 present Beyond the Wall’s operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004 (see Note 3).

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

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and the Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission.

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

Going Concern

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,836, a stockholders' deficiency of $13,065,365, a working capital deficiency of $3,452,840, and had incurred a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,365,620 and $901,443, respectively. As of June 30, 2005, the Company had an accumulated deficit of $347,088,711, a stockholders’ deficiency of $79,423,663 and had incurred a net loss and negative cash flows from operating activities for the nine months ended June 30, 2005 of $3,253,875 and $2,629,587, respectively. As of September 30, 2004 and June 30, 2005, the Company had insufficient capital to fund all of its obligations on a consolidated basis. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report dated December 17, 2004, included an explanatory paragraph stating that the Company’s recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company’s ability to continue as a going concern.

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky (see Note 2). The Company utilized substantially all of its available cash resources to fund such acquisition and requires additional operating capital to fund corporate general and administrative expenses. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and has incurred losses until recently. For the three months and nine months ended June 30, 2005, operating income was $638,552 and $588,886, respectively, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a line of credit with General Electric Capital Corporation to fund its separate operations. Subsequent to June 30, 2005, the operating performance of the steel mini-mill has improved and the Company has been able to increase borrowing availability under its line of credit with General Electric Capital Corporation.

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

Recent Developments:

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes are subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received from the sale of the assets and operations of Beyond the Wall in February 2004 and any tax sharing payments under the Tax Sharing Agreement, as described below. The Company repaid the notes payable to directors from the proceeds from the settlement of the Beyond the Wall note receivable, which were received on September 30, 2005, as described below.

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

On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of an outstanding note receivable with a balance, including accrued interest, of $271,686 at June 30, 2005. The Company had previously received the note in the sale of the assets and operations of Beyond the Wall in February 2004 (see Note 3).

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), ‘‘Share-Based Payment’’. SFAS No. 123(R) revises SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and amends SFAS No. 95, ‘‘Statement of Cash Flows’’. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective as of the Company’s first interim or annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) effective January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

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

The Mill produces bar flats that are produced to a variety of specifications and fall primarily into two general quality levels – merchant bar quality steel bar flats (‘‘MBQ Bar Flats’’) for generic types of applications, and special bar quality steel bar flats (‘‘SBQ Bar Flats’’), where more precise customer specifications require the use of alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics. The Mill is a leading manufacturer of SBQ Bar Flats for the cold draw bar converter and truck trailer support beam markets.

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

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream has a 2.67% equity interest in KES Holdings, as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the consolidated balance sheet at June 30, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

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

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the ‘‘Subordinated Promissory Notes’’). Cash proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, with principal and interest due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with General Electric Capital Corporation or (ii) December 31, 2006.

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

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, ‘‘Business Combinations’’, and in accordance with Emerging Issues Task Force (EITF) No. 88-16, ‘‘Basis in Leveraged Buyout Transactions’’. As a result of the substantial and continuing relationships between YouthStream and the Sellers, including the significant influence retained by the Sellers over the operations of the Mill, and the provisions of EITF 88-16 that must be considered when determining the extent of fair value/predecessor basis to be used in recording the transaction, the Acquisition has been recorded at predecessor basis. Since the debt and equity held by the Sellers represented almost the entire amount of capital at risk both before and after the Acquisition, the application of the ‘‘monetary test’’ specified in Section 3 of EITF 88-16, which limits the portion of the purchase consideration that can be valued at fair value to the percentage of the total consideration that is monetary, was utilized by the Company in determining to record the transaction at predecessor basis. The excess of the purchase price over predecessor basis of the net assets acquired has been reflected as a deemed distribution of $63,104,423 to the Sellers at the date of acquisition in the consolidated financial statements.

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

As of December 31, 2004 and September 30, 2004, the Company incurred $335,146 and $175,144, respectively, of costs with respect to the Acquisition, which were presented as deferred costs in the Company’s consolidated balance sheets at such dates. These costs were included in the $1,073,727 of transaction costs related to the KES Acquisition charged to operations during the nine months ended June 30, 2005.

Minority interest – related parties was $430,931 on February 28, 2005. For March 2005, the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders was $268,111, which reduced minority interest – related parties to $162,820 at March 31, 2005. For the three months ended June 30, 2005, the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders was $365,892, but the reduction to minority interest – related parties was limited to the balance at March 31, 2005 of $162,820. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the three months ended June 30, 2005 of $203,072 was included in the Company’s consolidated statement of operations for the three months ended June 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$29,127,566	$16,085,610	$82,865,839	$19,645,318
Cost of sales	27,194,477	17,925,043	77,993,132	22,625,896
Gross margin (deficit)	1,933,089	(1,839,433)	4,872,707	(2,980,578)
Operating income (loss)	638,552	(2,858,076)	1,066,767	(6,856,067)
Interest expense	(2,371,888)	(1,838,992)	(7,075,831)	(5,065,808)
Minority interest	218,439	218,439	218,439	218,439
Net loss from continuing operations	$(1,500,737)	$(4,441,336)	$(5,693,104)	$(11,528,406)
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.15)	$(0.29)
Weighted average common shares outstanding	39,242,251	39,242,251	39,242,251	39,242,251

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

Concentrations and Commitments

The Company’s cash balances exceeded federally-insured levels at June 30, 2005. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located in the United States, as a result of which the Company believes that it had nominal risk with respect to its concentration of balances in cash and cash equivalents at such date.

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

The Company leases a ladle metallurgy furnace facility under a capital lease arrangement and certain other machinery and equipment under an operating lease. At June 30, 2005, future minimum annual lease payments under scheduled capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Twelve Months Ending June 30,	Capital Lease	Operating Lease
2006	$600,000	$425,868
2007	600,000	415,163
2008	600,000	390,363
2009	500,000	390,363
2010	—	78,019
Total minimum payments	2,300,000	$1,699,776
Amount representing interest	(530,969)
Obligations under capital lease	1,769,031
Obligations due within one year	(358,638)
Long-term obligations under capital lease	$1,410,393

Equipment rental expense under operating leases for the three months and nine months ended June 30, 2005 was $154,843 and $207,034, respectively.

3.    Discontinued Operations

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

The Company’s unaudited net revenues and loss from discontinued operations are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June30,
	2005	2004	2005	2004
Net revenues	$—	$—	$—	$2,513,000
Loss from discontinued operations	$—	$(5,150)	$—	$(481,926)
Loss on disposal of discontinued operations	—	—	—	(821,721)
Loss from discontinued operations	$—	$(5,150)	$—	$(1,303,647)

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

The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (‘‘APB’’) Opinion No. 25 and FASB Interpretation No. 44 (‘‘FIN 44’’), ‘‘Accounting for Certain Transactions Involving Stock Compensation’’, and complies with the disclosure requirements of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, ‘‘Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services’’, which addresses the measurement date and recognition approach for such transactions.

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

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common shares – as reported	$(1,837,129)	$(150,583)	$(3,253,875)	$(2,156,074)
Add: Total stock-based compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(13,500)	(25,000)	(20,250)	(28,000)
Net loss – pro forma	$(1,850,629)	$(175,583)	$(3,274,125)	$(2,184,074)
Basic and diluted net loss per common share – as reported	$(0.05)	$(0.00)	$(0.08)	$(0.05)
Basic and diluted net loss per common share – pro forma	$(0.05)	$(0.00)	$(0.08)	$(0.06)

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

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2005 and September 30, 2004:

	June 30, 2005	September 30, 2004
	(Unaudited)
Land	$142,498	$—
Buildings and improvements	672,529	—
Machinery and equipment	5,814,985	—
Office equipment	—	140,068
Total	6,630,012	140,068
Accumulated depreciation and amortization	(879,726)	(114,658)
Property, plant and equipment, net	$5,750,286	$25,410

Assets recorded under capitalized lease arrangements included in property, plant and equipment consist of the following:

	March 31, 2005	September 30, 2004
	(Unaudited)
Machinery and equipment	$2,101,730	$—
Accumulated depreciation and amortization	(455,375)	—
Property, plant and equipment, net	$1,646,355	$—

Depreciation expense for the three months ended June 30, 2005 and 2004 was $179,417 and $4,981, respectively, and for the nine months ended June 30, 2005 and 2004 was $245,452 and $14,941, respectively.

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

Subordinated Secured Promissory Notes Payable to Related Parties

Subordinated secured promissory notes payable consist of seven notes payable aggregating $7,000,000 issued by KES Acquisition to three related parties. The notes bear interest at 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with General Electric Capital Corporation. When originally issued, the notes were due, with interest, upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with General Electric Capital Corporation or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of June 30, 2005, all seven of the notes had been extended to December 31, 2006. Proceeds from these notes were used to accelerate and expand the operations of the steel mini-mill. At June 30, 2005, accrued interest payable with respect to the subordinated secured promissory notes payable was $874,027.

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

At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream (see Note 2), and subsequently received a waiver of default from the lender. At June 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed. However, KES Acquisition was not in compliance with the fixed charge coverage ratio at June 30, 2005 based on its consolidated financial statements as revised (see Note 10). The Company intends to seek an amended waiver of default from the lender with respect to the restated March 31, 2005 consolidated financial statements and a waiver of default from the lender with respect to the restated June 30, 2005 consolidated financial statements. If no such waivers are received, the lender would have the right to accelerate the maturity of the line of credit.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

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

Twelve Months Ending June 30,
2006	$600,000
2007	600,000
2008	600,000
2009	500,000
Total minimum payments	2,300,000
Amount representing interest	(530,969)
Obligations under capital lease	1,769,031
Obligations due within one year	(358,638)
Long-term obligations under capital lease	$1,410,393

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

10.    Restatement

The Company has restated its June 30, 2005 consolidated financial statements as a result of a determination by management to re-characterize a lease for certain equipment utilized by KES Acquisition Company, LLC (which was acquired by the Company effective March 1, 2005) as a capital lease rather than an operating lease (see Note 7). The Company also recorded additional interest expense with respect to notes payable of $10,000 and $20,000 for the three months and nine months ended June 30, 2005, respectively. These adjustments did not have a significant effect on the Company’s results of operations or cash flows.

These adjustments had the following aggregate effect on the Company’s condensed consolidated balance sheet at June 30, 2005:

	June 30, 2005
	As Originally Reported	As Adjusted
Assets:
Current assets	$30,011,702	$30,011,702
Property, plant and equipment, net	4,103,931	5,750,286
Other assets	741,669	741,669
Total assets	$34,857,302	$36,503,657
Liabilities and Stockholders’ Deficiency:
Current liabilities	$29,376,023	$29,754,661
Non-current liabilities	53,685,233	55,095,626
Preferred stock of subsidiary subject to mandatory redemption	25,807,700	25,807,700
Preferred stock subject to mandatory redemption	5,269,333	5,269,333
Minority interest – related parties	—	—
Common stock	398,486	398,486
Additional paid-in capital	268,168,896	268,096,138
Accumulated deficit	(347,018,793)	(347,088,711)
Treasury stock	(829,576)	(829,576)
Total liabilities and stockholders’ deficiency	$34,857,302	$36,503,657

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

During fiscal 2001, the Company reorganized into two market segments: media and retail.

On August 5, 2002, the Company sold substantially all of its remaining media assets and assigned certain liabilities of its NET and American Passage subsidiaries to Alloy, Inc. and ceased operating the media segment.

On February 25, 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary and ceased operating the retail segment. Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the period from October 1, 2003 through February 25, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company’s only revenue-generating business operation. The consolidated financial statements for the nine months ended June 30, 2004 present Beyond the Wall’s operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004.

Commencing March 1, 2005, the Company has included the operations of a steel mini-mill located in Ashland, Kentucky in its consolidated financial statements, which represents the only business segment in which the Company currently operates.

Going Concern:

The Company has incurred recurring operating losses since its inception. As of September 30, 2004, the Company had an accumulated deficit of $343,834,836, a stockholders' deficiency of $13,065,365, a working capital deficiency of $3,452,840, and had incurred a net loss and negative cash flows from operating activities for the year ended September 30, 2004 of $2,365,620 and $901,443, respectively. As of June 30, 2005, the Company had an accumulated deficit of $347,088,711, a stockholders’ deficiency of $79,423,663 and had incurred a net loss and negative cash flows from operating activities for the nine months ended June 30, 2005 of $3,253,875 and $2,629,587, respectively. As of September 30, 2004 and June 30, 2005, the Company had insufficient capital to fund all of its obligations on a consolidated basis. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report dated December 17, 2004, included an explanatory paragraph stating that the Company’s recurring losses and accumulated deficit, working capital deficiency and negative cash flow, among other things, raise substantial doubt about the Company’s ability to continue as a going concern.

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky. The Company utilized substantially all of its available cash resources to fund such acquisition and requires additional operating capital to fund corporate general and administrative expenses. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and has incurred losses until recently. For the three months and nine months ended June 30, 2005, operating income was $638,552 and $588,886, respectively, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a line of credit with General Electric Capital Corporation to fund its separate operations. Subsequent to June 30, 2005, the operating performance of the steel mini-mill has improved and the Company has been able to increase borrowing availability under its line of credit with General Electric Capital Corporation.

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

Recent Developments:

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes are subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received from the sale of the assets and operations of Beyond the Wall in February 2004 and any tax sharing payments under the Tax Sharing Agreement, as described below. The Company repaid the notes payable to directors from the proceeds from the settlement of the Beyond the Wall note receivable, which proceeds were received on September 30, 2005, as described below.

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

On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of the outstanding note receivable that had a balance, including accrued interest, of $271,686 at June 30, 2005 that the Company had previously received from the sale of the assets and operations of Beyond the Wall in February 2004 (see ‘‘Sale of Assets and Operations of Beyond the Wall, Inc.’’ below).

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

The Mill produces bar flats that are produced to a variety of specifications and fall primarily into two general quality levels – merchant bar quality steel bar flats (‘‘MBQ Bar Flats’’) for generic types of applications, and special bar quality steel bar flats (‘‘SBQ Bar Flats’’), where more precise customer specifications require the use of alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics. The Mill is a leading manufacturer of SBQ Bar Flats for the cold draw bar converter and truck trailer support beam markets.

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

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream has a 2.67% equity interest in KES Holdings, as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the condensed consolidated balance sheet at June 30, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$29,127,566	$16,085,610	$82,865,839	$19,645,318
Cost of sales	27,194,477	17,925,043	77,993,132	22,625,896
Gross margin (deficit)	1,933,089	(1,839,433)	4,872,707	(2,980,578)
Operating income (loss)	638,552	(2,858,076)	1,066,767	(6,856,067)
Interest expense	(2,371,888)	(1,838,992)	(7,075,831)	(5,065,808)
Minority interest	218,439	218,439	218,439	218,439
Net loss from continuing operations	$(1,500,737)	$(4,441,336)	$(5,693,104)	$(11,528,406)
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.15)	$(0.29)
Weighted average common shares outstanding	39,242,251	39,242,251	39,242,251	39,242,251

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

The refurbished Mill restarted operations in late January 2004 and completed its ramp-up phase and reached full operating status in August 2004. The Company acquired the Mill effective

February 28, 2005, and the operations of the Mill have been consolidated commencing March 1, 2005. Sales and cost of sales were generated by the operations of the Mill during 2005. The Company’s results of operations for the three months ended June 30, 2005 include the Mill’s operations for three months (April through June 2005) and the Company’s results of operations for the nine months ended June 30, 2005 include the Mill’s operations for four months (March through June 2005). As a result of the acquisition of the Mill, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

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

Cost of Sales.    Cost of sales was $27,194,477 for the three months ended June 30, 2005, resulting in gross profit of $1,933,089 and a gross profit margin of 7.1%. Pro forma gross profit margin for the three months ended March 31, 2005 was 4.6% and for the six months ended March 31, 2005 was 5.5%. The improvement in gross profit margin for the three months ended June 30, 2005 as compared to the prior 2005 periods was a result of various factors, including the utilization of lower cost vendors for raw materials purchases, improved plant operating efficiency and increased steel prices. Due to the restart of Mill operations in late January 2004, a comparison of 2004 cost of sales amounts to 2005 cost of sales amounts is not meaningful.

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

Operating Income (Loss).    Operating income was $638,552 for the three months ended June 30, 2005, as compared to an operating loss of $155,202 for the three months ended June 30, 2004.

Interest Income.    Interest income was $9,944 for the three months ended June 30, 2005, as compared to $18,615 for the three months ended June 30, 2004.

Interest Expense.    For the three months ended June 30, 2005, interest expense was $2,371,888, which included interest expense related to the 8% notes payable of $787,696 and the 13% Series A Preferred Stock of $801,621 issued in conjunction with the acquisition of the Mill, and the 12% notes payable of $209,425. For the three months ended June 30, 2004, interest expense was $10,416.

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

Loss before Income Taxes and Minority Interest.    The loss before income taxes and minority interest was $1,999,949 for the three months ended June 30, 2005, as compared to $147,003 for the three months ended June 30, 2004.

Income Taxes.    For the three months ended June 30, 2004, the Company recorded a benefit from income taxes of $1,570. The Company did not record any provision for or benefit from income taxes for the three months ended June 30, 2005.

Loss before Minority Interest.    The loss before minority interest was $1,999,949 for the three months ended June 30, 2005, as compared to $145,433 for the three months ended June 30, 2004.

Minority Interest.    For the three months ended June 30, 2005, minority interest was $162,820, reflecting the minority interest’s share in the loss of YouthStream Acquisition Corp., an 80.01%-owned consolidated subsidiary.

Loss from Continuing Operations.    The loss from continuing operations was $1,827,129 for the three months ended June 30, 2005, as compared to $145,433 for the three months ended June 30, 2004.

Loss from Discontinued Operations.    For the three months ended June 30, 2004, the Company had a loss from discontinued operations of $5,150, which related to the former operations of Beyond the Wall.

Net Loss.    Net loss was $1,837,129 for the three months ended June 30, 2005, as compared $150,583 for the three months ended June 30, 2004.

Nine Months Ended June 30, 2005 and 2004:

Net Sales.    Net sales were $38,261,343 for the nine months ended June 30, 2005, an average of $9,565,336 per month. Pro forma net sales were $82,865,839 for the nine months ended June 30, 2005, an average of $9,207,315 per month, as compared to pro forma net sales of $19,645,318 for the nine months ended June 30, 2004, an average of $3,929,064 per month. Pro forma average monthly net sales for the nine months ended June 30, 2005 were $5,278,251 or 134.3% greater than pro forma average monthly net sales for the nine months ended June 30, 2004.

Cost of Sales.    Cost of sales was $35,666,705 for the nine months ended June 30, 2005, resulting in gross profit of $2,594,638 and a gross profit margin of 6.8%. Pro forma gross profit margin for the nine months ended June 30, 2005 was 5.9%. Due to the restart of Mill operations in late January 2004, a comparison of 2004 cost of sales amounts to 2005 cost of sales amounts is not meaningful.

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

Operating Income.    Operating income was $588,886 for the nine months ended June 30, 2005, as compared to an operating loss of $865,159 for the nine months ended June 30, 2004.

Interest Income.    Interest income was $35,478 for the nine months ended June 30, 2005, as compared to $30,063 for the nine months ended June 30, 2004.

Interest Expense.    For the nine months ended June 30, 2005, interest expense was $3,208,954, which included interest expense related to the 8% notes payable of $1,056,032 and the 13% Series A Preferred Stock of $1,074,700 issued in conjunction with the acquisition of the Mill, and the 12% notes payable of $280,767. For the nine months ended June 30, 2004, interest expense was $31,014.

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

Loss before Income Taxes and Minority Interest.    The loss before income taxes and minority interest was $3,684,806 for the nine months ended June 30, 2005, as compared to $866,110 for the nine months ended June 30, 2004.

Income Taxes.    For the nine months ended March 31, 2004, the Company recorded a benefit from income taxes of $13,683. The Company did not record any provision for or benefit from income taxes for the nine months ended June 30, 2005.

Loss before Minority Interest.    The loss before minority interest was $3,684,806 for the nine months ended June 30, 2005, as compared to $852,427 for the nine months ended June 30, 2004.

Minority Interest.    For the nine months ended June 30, 2005, minority interest was $430,931, reflecting the minority interest’s share in the loss of YouthStream Acquisition Corp., an 80.01%-owned consolidated subsidiary.

Loss from Continuing Operations.    The loss from continuing operations was $3,253,875 for the nine months ended June 30, 2005, as compared to $852,427 for the nine months ended June 30, 2004.

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

Net Loss.    Net loss was $3,253,875 for the nine months ended June 30, 2005, as compared $2,156,074 for the nine months ended June 30, 2004.

Liquidity and Capital Resources – June 30, 2005:

On March 9, 2005, YouthStream completed the acquisition of the Mill. YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp, which owns, directly and indirectly, 100% of KES Acquisition, the legal entity that owns and operates the Mill. Accordingly, YouthStream has consolidated the operations of the Mill commencing March 1, 2005. As a result of this transaction, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

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

As of June 30, 2005, the balance outstanding on the line of credit was $17,030,778, which has been presented as a current liability in the consolidated balance sheet at such date due to continuing uncertainty with respect to the Company’s ability to maintain compliance with the minimum fixed charge coverage ratio. At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream, and subsequently received a waiver of default from the lender. At June 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed. However, KES Acquisition was not in compliance with the fixed charge coverage ratio at June 30, 2005 based on its consolidated financial statements as revised. The Company intends to seek an amended waiver of default from the lender with respect to the restated March 31, 2005 consolidated financial statements and a waiver of default from the lender with respect to the restated June 30, 2005 consolidated financial statements. If no such waivers are received, the lender would have the right to accelerate the maturity of the line of credit.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

To the extent that the Mill generates taxable income in the future, the Tax Sharing Agreement with Acquisition Corp. and Atacama KES will generate cash payments to YouthStream equal to 50% of their respective ‘‘separate company tax liability’’. At June 30, 2005, the estimated tax sharing payment due to YouthStream was approximately $77,000.YouthStream has approximately $250,000,000 of federal net operating loss carryovers currently available to offset any federal income tax liability of Acquisition Corp and Atacama KES subsequent to February 28, 2005. YouthStream expects that its federal net operating loss carryovers will be sufficient to absorb most of any future federal income tax liability of Acquisition Corp. and Atacama KES.

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

Operating Activities.    During the nine months ended June 30, 2005, the Company used $2,629,587 of cash in operating activities, both to fund the corporate overhead of YouthStream for the nine months ended June 30, 2005 and to fund the operations of the Mill for a period of four months from the date of acquisition through June 30, 2005. During the nine months ended June 30, 2004, the Company used $968,122 of cash in operating activities, primarily to fund its loss from continuing operations of $852,427 for the nine months ended June 30, 2004, which consisted of corporate general and administrative expenses.

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

Financing Activities.    During the nine months ended June 30, 2005, net cash provided by financing activities was $1,279,243, consisting of $1,410,683 from an increase in the line of credit with General Electric Capital Corporation, reduced by payments on long-term debt of $131,440. During the nine months ended June 30, 2004, the Company did not generate or use any cash in financing transactions.

The Company acquired $913,194 of cash in connection with the acquisition of KES Acquisition, LLC.

Principal Commitments:

At June 30, 2005, the Company's principal commitments consisted of the following obligations:

	Payments Due by Period
Contractual cash obligations	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Notes payable to related parties	$4,916,162	$—	$—	$—	$4,916,162
12% subordinated promissory notes payable	7,000,000	—	7,000,000	—	—
8% subordinated secured promissory notes payable	39,493,000	—	18,493,000	—	21,000,000
Line of credit	17,030,778	17,030,778	—	—	—
Operating leases	1,699,776	425,868	805,526	468,382	—
Capital lease obligation	1,769,031	358,638	899,503	510,890	—
Equipment contact payable	267,931	75,302	192,629	—	—
Management services agreement	3,033,333	700,000	1,400,000	933,333	—
4% Series A Preferred Stock subject to mandatory redemption	5,269,333	—	—	—	5,269,333
13% Series A Preferred Stock of subsidiary subject to mandatory redemption, excluding accrued dividends	25,807,700	—	7,916,000	7,916,000	9,975,700
Total	$106,287,044	$18,590,586	$36,706,658	$9,828,605	$41,161,195

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive and financial officers concluded that there were material weaknesses in the accounting and financial systems at the Company’s steel mini-mill, which resulted in deficient disclosure controls and procedures. The steel mini-mill was acquired effective February 28, 2005, and its operations have been included in the consolidated financial statements of the Company commencing March 1, 2005. Accordingly, as a result of this evaluation, the Company’s consolidated financial reporting and disclosure controls were also determined to have material weaknesses.

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

At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream, and subsequently received a waiver of default from the lender. At June 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed. However, KES Acquisition was not in compliance with the fixed charge coverage ratio at June 30, 2005 based on its consolidated financial statements as revised. The Company intends to seek an amended waiver of default from the lender with respect to the restated March 31, 2005 consolidated financial statements and a waiver of default from the lender with respect to the restated June 30, 2005 consolidated financial statements. If no such waivers are received, the lender would have the right to accelerate the maturity of the line of credit.

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

YOUTHSTREAM MEDIA NETWORKS, INC. (Registrant)
Date: March 7, 2006	By: /s/ JONATHAN V. DIAMOND
Jonathan V. Diamond Chief Executive Officer
Date: March 7, 2006	By: /s/ ROBERT N. WEINGARTEN
Robert N. Weingarten Chief Financial Officer

INDEX TO EXHIBITS

10.90	Form of Promissory Note dated September 27, 2005 in the principal amount of $12,500, previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 2005

10.91	Payoff and Settlement Agreement dated September 30, 2005, by and among YouthStream Media Networks, Inc., Beyond the Wall, Inc., 1903 West Main Street Realty Management, LLC and Clive Corporation, Inc., previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 2005

10.92	Letter Agreement dated September 23, 2005 regarding 8% Subordinated Secured Promissory Notes, previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 2005

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002