Form 10KSB
period 2005-09-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2006-06-30
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number: 0-27556

YOUTHSTREAM MEDIA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4082185 (I.R.S. Employer Identification Number)

244 Madison Avenue, PMB #358 New York, New York (Address of Principal Executive Offices)	10016 (Zip Code)

(212) 883-0083 (Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Check whether the issuer in not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES ☐ NO ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The issuer’s revenues for the fiscal year ended September 30, 2005 were $69,182,475.

As of May 31, 2006, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $3,754,325 (based on the closing price of the registrant's common stock on such date of $0.12 per share).

As of May 31, 2006, there were 39,242,251 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Documents incorporated by reference: None.

YOUTHSTREAM MEDIA NETWORKS, INC.
ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS

Item No.	Page

Part I
1.	Description of Business	1
1A.	Risk Factors	13
2.	Description of Property	24
3.	Legal Proceedings	24
4.	Submission of Matters to a Vote of Security Holders	24

Part II
5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	25
6.	Management's Discussion and Analysis or Plan of Operation	26
7.	Financial Statements	42
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
8A.	Controls and Procedures	42
8B.	Other Information	43

Part III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	44
10.	Executive Compensation	47
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
12.	Certain Relationships and Related Transactions	51
13.	Exhibits	52
14.	Principal Accountant Fees and Services	58

Index to Consolidated Financial Statements	F-1
Signatures	S-1

INTRODUCTION

The statements included in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 (the “Report”) regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, YouthStream Media Networks, Inc. ("YouthStream" or the "Company"), cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) cyclical changes in market supply and demand for steel, (ii) general economic conditions affecting steel consumption, (iii) U.S. or foreign trade policy affecting the price of imported steel, (iv) governmental monetary or fiscal policy in the U.S. and other major international economies, (v) increased price competition brought about by excess domestic and global steelmaking capacity and imports of low priced steel, (vi) continued consolidation in the domestic and global steel industry, resulting in larger producers with much greater market power to affect price and/or supply, (vii) changes in the availability or cost of steel scrap, which has risen dramatically over the past few years, (viii) periodic fluctuations in the availability and cost of electricity, natural gas or other utilities, (ix) the occurrence of unanticipated equipment failures and plant outages or the occurrences of extraordinary operating expenses, (x) competitive actions by the Company’s domestic and foreign competitors, (xi) margin squeeze or compression resulting from the Company’s inability to pass through to its customers, through price increases or surcharges, the increased cost of raw materials and supplies, (xii) loss of business from one or more major customers or end-users, (xiii) labor unrest, work stoppages and/or strikes involving the Company’s workforce, those of its important suppliers or customers, or those affecting the steel industry in general, (xiv) the effect of the elements upon the Company’s production or upon the production or needs of its important suppliers or customers, (xv) the impact of, or changes in, environmental laws or in the application of other legal or regulatory requirements upon the Company’s production processes or costs of production or upon those of its suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or the Kentucky Department for Environmental Protection, (xvi) private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of the Company’s reserves, the availability or adequacy of its insurance coverage, its financial well-being or its business and assets, (xvii) changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities, (xviii) changes in the Company’s business strategies or development plans which it may adopt or which may be brought about in response to actions by its suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any planned or potential projects, acquisitions, joint ventures or strategic alliances; and (xix) the impact of regulatory or other governmental permits or approvals, litigation, construction delays, cost overruns, technology risk or operational complications upon the Company’s ability to complete, start-up or continue to profitably operate a project or a new business, or to complete, integrate and operate any potential acquisitions as anticipated. The Company is also subject to general business risks, including management's success in continuing to settle the Company's outstanding obligations from its prior business activities, results of tax audits, adverse state, federal or foreign legislation and regulation, changes in general economic factors, the Company's ability to retain and attract key employees, acts of war or global terrorism, and unexpected natural disasters. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

In January 2003, the Company completed a restructuring pursuant to which it canceled an aggregate of $18,000,000 principal amount of outstanding notes and underwent a change in officers and directors (see “Debt Restructuring” below).

On February 25, 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary. Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the period from October 1, 2003 through February 25, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company’s only revenue-generating business operation. The Company’s consolidated financial statements for the year ended September 30, 2004 present Beyond the Wall’s operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004.

In July 2004, the Company entered into a letter of intent to acquire a steel mini-mill located in Ashland, Kentucky (the “Mill”) (see “Acquisition of Steel Mini-Mill” below). The Company consummated the acquisition of the Mill effective March 1, 2005, and since that date the Company has included the operations of the Mill, which represents the only business segment in which the Company currently operates, in its consolidated financial statements.

DEBT RESTRUCTURING

In January 2003, the Company reached an agreement with the holders of all of its and its Network Event Theater subsidiary's outstanding notes in the aggregate principal amount of $18,000,000, to cancel those notes. In exchange for cancellation of all of the principal due on these old notes, including accrued interest of $2,062,000, the note holders received in aggregate $4,500,000 in cash, redeemable preferred stock with a face value of $4,000,000, and 3,985,000 shares of common stock, valued at $255,000, and $4,000,000 aggregate principal amount of promissory notes due December 31, 2010 issued by the Company's retail subsidiary, Beyond the Wall, Inc., secured by the Company's pledge of all of its stock in Beyond the Wall.

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

ACQUISITION OF STEEL MINI-MILL

In September 2003, YouthStream invested $125,000 to acquire a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware corporation ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the “Mill”). On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the Mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000, which was funded through the capital contributions of the members of KES Holdings. Members’ capital contributions were also used for start-up costs, working capital purposes and payment of deferred maintenance of the Mill. KES had ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished Mill has been generating revenues since late January 2004. The current production capacity of the Mill for finished products, based on the current operating structure and hours worked, is approximately 200,000 short-tons per year, and the Mill is currently operating at approximately 94% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

On March 9, 2005, YouthStream completed the acquisition of KES Acquisition (the "Acquisition"), which was deemed effective March 1, 2005. Pursuant to definitive agreements executed with KES Holdings and Atacama Capital Holdings, Ltd., a British Virgin Islands company ("Atacama", and together with KES Holdings, collectively, the "Sellers"), YouthStream, through its newly-formed subsidiary, YouthStream Acquisition Corp., a Delaware corporation ("Acquisition Corp."), acquired 100% of the membership interests of KES Acquisition by acquiring (i) a 37.45% membership interest from KES Holdings and (ii) all of the capital stock of Atacama KES Holding Corporation, a wholly-owned subsidiary of Atacama (“Atacama KES”) and the owner of the remaining 62.55% membership interest in KES Acquisition. As consideration for the Acquisition, Acquisition Corp. issued to the Sellers (i) $40 million in promissory notes (the “Notes”), (ii) 25,000 shares of Series A Non-Convertible Preferred Stock with an aggregate liquidation value of $25 million (the “13% Series A Preferred Stock”) and (iii) 100% of its authorized shares of Series B Non-Voting Common Stock. With respect to the $65,000,000 of purchase consideration, $19,000,000 of the Notes and $10,000,000 of the 13% Series A Preferred Stock were issued to KES Holdings and $21,000,000 of the Notes and $15,000,000 of the 13% Series A Preferred Stock were issued to Atacama. YouthStream also contributed an aggregate of $500,000 of cash to Acquisition Corp. as consideration for the issuance by Acquisition Corp. of 100% of its Series A Voting Common Stock. In addition, YouthStream will periodically be required to purchase shares of Series B Preferred Stock of Acquisition Corp. in amounts equal to distributions it receives on its KES Holdings membership interest. In December 2005, KES Holdings transferred all 10,000 shares of its 13% Series A Preferred Stock to two charities.

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream currently has a 2.67% equity interest in KES Holdings (this percentage has increased from 1.00% as a result of the redemption of another member’s interest), as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the condensed consolidated balance sheet at September 30, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Subsequent to this transaction, the management of the Mill continued unchanged. This transaction did not result in any change in the Mill’s business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by this transaction.

As described herein, the Notes and 13% Series A Preferred Stock were issued by Acquisition Corp., the parent company of KES Acquisition. KES Acquisition is a separate legal entity that owns and operates the Mill. The Notes are legal obligations solely of Acquisition Corp., and are not obligations of KES Acquisition, nor are they secured by the assets or cash flows of the Mill. In the future, Acquisition Corp. may grant liens to secure repayment of the Notes, upon the consent of any senior lender to KES Acquisition at that time. In addition, the Notes are non-recourse to the assets of YouthStream, except for the shares of capital stock of Acquisition Corp. that have been pledged by YouthStream to the holders of the Notes. Pursuant to the terms of the transaction documentation in connection with the Acquisition and the loan facility with General Electric Capital Corporation (“GECC”), YouthStream and Acquisition Corp. are currently limited in their ability to receive cash distributions from KES Acquisition, but are permitted to receive tax sharing payments as described below. Any change in control of Acquisition Corp. in the future as a result of the holders of the Notes exercising their legal rights would not reasonably be expected to have a material impact on the operations or financial position of the Mill.

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash" as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, (or earlier if consented to by GECC or any other senior lender) and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384.

Pursuant to a further letter agreement dated April 11, 2006 and effective as of February 27, 2006 by and among Acquisition Corp. and the Note holders, the interest payment of $3,200,000 due on February 27, 2006 was paid by the delivery of short-term notes due February 27, 2007 in the principal amount of $3,200,000, with interest at 8% per annum.

For the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA").  For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA.  At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended. Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the EBITDA requirement for the nine months ending September 30, 2005.

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp. (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes are being issued or (iii) the first anniversary of Acquisition Corp.’s full and complete repayment of the Notes.

Since the acquisition of the Mill by the Sellers, the Mill has been operating under a Management Services Agreement with Pinnacle Steel, LLC (the "Pinnacle Agreement"), which agreement remained in effect following the closing. The principals of Pinnacle Steel LLC that manage the Mill have significant experience and expertise in the steel industry. The Pinnacle Agreement will remain in effect through October 31, 2009, subject to earlier termination or extension based on the financial performance of the Mill. Pinnacle is entitled to a monthly management fee and a management incentive fee as provided in the Pinnacle Agreement and as described in “Current Business Activities” below.

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). Cash proceeds from the Subordinated Promissory Notes were used to accelerate and expand the operations of the Mill. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753, almost all of which was paid subsequent to fiscal year end.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC ("Libra/KES"), the Manager of KES Holdings, and has an economic interest in KES Holdings through his relationship with Libra Securities, LLC ("Libra Securities"). Jess M. Ravich, a director of YouthStream effective June 26, 2006, is a principal of Libra/KES. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in KES Holdings. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan in connection with his election to the Board. Through his positions at Libra/KES, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Securities Holdings, LLC, the parent of Libra Securities, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and in accordance with Emerging Issues Task Force (EITF) No. 88-16, “Basis in Leveraged Buyout Transactions”. As a result of the substantial and continuing relationships between YouthStream and the Sellers, and the provisions of EITF No. 88-16 that must be considered when determining the extent of fair value/predecessor basis to be used in recording the transaction, the Acquisition has been recorded at predecessor basis. Since the debt and equity held by the Sellers represented almost the entire amount of capital at risk both before and after the Acquisition, the application of the “monetary test” specified in Section 3 of EITF No. 88-16, which limits the portion of the purchase consideration that can be valued at fair value to the percentage of the total consideration that is monetary, was utilized by the Company in determining to record the transaction at predecessor basis. The excess of the purchase price over predecessor basis of the net assets acquired has been reflected as a deemed distribution of $63,104,423 to the Sellers at the date of acquisition in the consolidated financial statements.

For taxable periods beginning after February 28, 2005, Acquisition Corp. and Atacama KES will be includible in the consolidated federal income tax return to be filed by YouthStream as the common parent.  Acquisition Corp. and Atacama KES have entered into a Tax Sharing Agreement with YouthStream, pursuant to which they have agreed to pay YouthStream an amount equal to 50% of their respective "separate company tax liability" , subject to compliance with the GECC secured line of credit..  The term "separate company tax liability" is defined as the amount, if any, of the federal income tax liability (including, without limitation, liability for any penalty, fine, additions to tax, interest, minimum tax and other items applicable to such subsidiary in connection with the determination of the subsidiary's tax liability), which such subsidiary would have incurred if its federal income tax liability for the periods during which it is includible in a consolidated federal income tax return with YouthStream were determined generally in the same manner in which its separate return liability would have been calculated under Section 1552(a)(2) of the Internal Revenue Code of 1986, as amended.  YouthStream has approximately $250,000,000 of federal net operating loss carryovers currently available to offset the consolidated federal taxable income of the affiliated group in the future.

The total purchase price of $65,000,000, as well as the terms and conditions of the Notes and 13% Series A Preferred Stock issued to the Sellers, was determined to be at fair value based on reports prepared by an independent valuation firm. The following table summarizes the assets acquired and liabilities assumed at predecessor basis at February 28, 2005.

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

$1,345,527

The amount due from Acquisition Corp. of $187,702 represents costs incurred by KES Acquisition with respect to the Acquisition, which were included in the $1,171,406 of transaction costs related to the Acquisition charged to operations during the year ended September 30, 2005.

As of September 30, 2004, the Company had incurred $175,144 of costs with respect to the Acquisition, which were presented as deferred costs in the Company’s consolidated balance sheet at such date. These costs were included in the $1,171,406 of transaction costs related to the Acquisition charged to operations during the year ended September 30, 2005.

The following pro forma operating data presents the results of operations for the years ended September 30, 2005 and 2004, as if the Acquisition had occurred on the last day of the immediately preceding fiscal year. Accordingly, transaction costs of $1,171,406 related to the Acquisition for the year ended September 30, 2005 are not included in the net loss from continuing operations shown below. In addition, discontinued operations for the year ended September 30, 2004 are not included. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. The Company’s unaudited pro forma information for the years ended September 30 2005 and 2004 is summarized as follows:

	2005	2004
Net sales	$113,786,971	$48,944,338
Cost of sales	105,265,441	51,158,622
Gross margin (deficit)	8,521,530	(2,214,284)
Operating income (loss)	3,169,836	(7,469,548)
Interest expense	(9,469,875)	(7,243,971)
Minority interest	199,109	199,109
Net loss from continuing operations	$(5,786,987)	$(14,134,628)

Basic and diluted net loss per common share	$(0.15)	$(0.36)
Weighted average common shares outstanding	39,242,251	39,242,251

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes were subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received from the sale of the assets and operations of Beyond the Wall in February 2004 and any tax sharing payments under the Tax Sharing Agreement, as described above. The Notes were repaid in October 2005 from the proceeds from the settlement of the Beyond the Wall note receivable, which were received on September 30, 2005, as described below.

On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of the outstanding note receivable that had a balance, including accrued interest, of $271,686 at June 30, 2005 that the Company had previously received from the sale of the assets and operations of Beyond the Wall in February 2004.

Current Business Activities

The Company’s business is conducted through its majority-owned subsidiary, KES Acquisition, which owns and operates a steel mini-mill near Ashland, Kentucky (the “Mill”). See “Recent Events - Acquisition of Steel Mini-Mill.” As a mini-mill producer of bar flats, the Company recycles steel from scrap, a process designed to result in lower production costs than those of integrated steel mills, which produce steel by processing iron ore and other raw materials in blast furnaces. Bar flats are produced to a variety of specifications and fall primarily into two general quality levels - merchant bar quality steel bar flats ("MBQ Bar Flats") for generic types of applications, and special bar quality steel bar flats ("SBQ Bar Flats"), where more precise customer specifications require the use of various alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics.

The Mill manufactures over 2,600 different bar flat items which are sold to a variety of relatively small volume niche markets, including original equipment manufacturers (“OEMs”), cold drawn bar converters, steel service centers and the leaf-spring suspension market for light and heavy-duty trucks, mini-vans and utility vehicles. The Mill was specifically designed to manufacture wider and thicker bar flats up to three inches in thickness and twelve inches in width that are required by these markets. In addition, the Mill employs a variety of specially designed equipment which is necessary to manufacture SBQ Bar Flats to the specifications demanded by its customers, including OEMs. Although the Mill specializes in SBQ Bar Flats, it also, to a lesser extent, competes in the MBQ Bar Flat market, particularly with respect to thicker and wider bar flats.

The Company’s business strategy is to increase its share of the SBQ Bar Flat market and to expand into related niche market applications where it can supply products for special customer needs. The Company plans to expand its business primarily by increasing the number of products it sells to existing customers and the development of new customers.

The Mill operates pursuant to a Management Services Agreement (the "Management Services Agreement") with Pinnacle Steel, LLC (“Pinnacle”) pursuant to which Pinnacle provides, at its expense, employees to serve as the general manager of the Mill and provide oversight and general management of the operations of the Mill. Pursuant to the Management Services Agreement Pinnacle receives an annual fee of $700,000, payable monthly, and bonus payments based on 16.6% of defined earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of $4,500,000 for the nine months ending September 30, 2005 and $6,000,000 for the fiscal years ending September 30, 2006 and thereafter. The Management Services Agreement is effective through October 31, 2009, subject to earlier termination or extension based on the financial performance of the Mill. The principals of Pinnacle that manage the Mill have significant experience and expertise in the steel industry.

Industry Conditions

The U.S. steel industry has historically been and continues to be highly cyclical in nature, influenced by many factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, worldwide steel demand, and levels of steel imports. The steel industry has also been affected by various company-specific factors, such as a company’s ability or inability to adapt to and deal with technological change, plant inefficiency and high labor costs. The U.S. has traditionally been a net importer of steel.

During the second half of 2000 and throughout 2001, the U.S. steel industry experienced a severe downward cycle, largely as a result of increased imports of steel at depressed prices, the effect of a strong dollar, weak economic conditions and excess global steel production capacity. During the first half of 2002, domestic flat-rolled steel prices increased dramatically from historical cyclical lows in 2001. This increase resulted from a number of factors, including (1) a temporary reduction in domestic steel production capacity as a result of certain bankruptcies and shutdowns of other U.S. steel producers, (2) a reduction in imports, driven in part by certain favorable rulings and executive actions with respect to tariffs and quotas on foreign steel, and (3) a brief strengthening of the overall U.S. economy and the need for end-users of steel products to replenish their depleted inventories. The cycle began to turn downward again toward the end of 2002 and into early 2003, however, largely as a result of softening product demand brought about by a still weak economy and war concerns. The shortness of the previous up cycle, poor cost controls and high fixed costs and legacy costs for many steel producers, an absence of any supply or pricing discipline by individual producers, and the strength of the U.S. dollar that brought exports streaming into the country created the conditions for more than 40 bankruptcies among U.S. steel producers, mainly integrated producers, between 2001 and 2003.

Economic dislocations, rationalization of production capacity and supply due to steel industry consolidation, a weakened U.S. dollar, Section 201 tariffs, high ocean freight rates and strong foreign, mainly Chinese and Asian, steel demand and scrap demand, combined during 2003 to substantially reduce steel imports into the U.S., thus constraining the supply of new steel for domestic consumption. Moreover, by rendering exports of steel abroad more attractive, these factors also acted to constrain the U.S. supply of scrap for domestic consumption. The result has not only been a dramatic increase in U.S. steel pricing in late 2003 and throughout 2005, but also unprecedented increases in the cost of steel scrap.

The U.S. steel industry experienced many changes during 2003 through 2005 as a result of consolidation. Consolidations and similar developments caused formerly idled or inefficient production facilities to come back into the market with substantially lower capital costs, with renegotiated labor agreements containing fewer work rules and reduced labor costs, and shorn of many previously burdensome health care and retirement legacy costs and other liabilities. The result of this restructuring and consolidation, which we expect to continue, is a less competitive U.S. steel market, with a narrowing of production cost differentials between mini-mills and some of the integrated producers. Moreover, with the integrated mills’ lesser dependence on scrap as a percentage of their metallics melt mix than the mini-mills, the traditional mini-mill cost advantage over integrated mill steel making may be reduced or eliminated when scrap prices are at high levels.

Manufacturing Operations

The Mill recycles steel by melting steel scrap in one 50-ton electric arc furnace. The molten steel is then taken to the ladle metallurgy facility where a variety of alloys are added to make different grades of steel in accordance with customer specifications. The refined molten steel is then poured into a continuous caster to produce continuous strands of steel with cross-sectional dimensions ranging from approximately 16 to 72 square inches. The Mill can utilize up to four continuous strands in producing certain sizes. The strands are cut to produce billets of specified length which are reheated to approximately 2,300 degrees Fahrenheit and fed through a series of roll stands to reduce their size and form them into steel bar sections. These sections emerge from the rolling mill, are uniformly cooled on a cooling bed, and are cut to lengths specified by the customer. The cut bar flats are stacked into bundles ready for shipment.

The current production capacity of the Mill for finished products, based on the current configuration of the mini-mill and hours worked, is approximately 200,000 short-tons per year. From March 1, 2005 (the effective date of the Acquisition) through December 31, 2005, the Mill had production capacity of 168,000 tons and sold 158,619 tons of finished goods, or 94% of its rolling capacity.

The Company transports its products by common carrier, generally shipping by truck and by rail. The Mill has railroad sidings at its facilities.

Capital Improvements and Expansion

The Company has made no capital expenditures since March 1, 2005 and does not anticipate making any in fiscal 2006.

Primary Markets and Products

OEM Markets. The Company supplies bar flats to OEMs in the following markets: metal building, grader blades, agricultural equipment, construction/fabricating, railroad cars, industrial chain manufacturers and trailer support beam flange manufacturers. The products furnished to these markets are primarily SBQ Bar Flats along with a mixture of MBQ Bar Flats. One of the key characteristics of the OEM Markets relate to lot order size, which tend to be larger than the orders received from other markets, such as steel service centers. These larger orders typically result in improved operating efficiencies and longer term relationships with customers.

Cold Drawn Bar Converters Market. The Company sells its expanded range of SBQ hot rolled bar products to cold drawn bar manufacturers. The Company’s product range, 1/4" through 3" in thickness and 2" through 12" in width, enables it to supply practically all the sizes needed by the converters. The converters remove the scale from the hot rolled bar and draw it through a die. The drawing reduces the cross section, improves surface, and produces a more exacting tolerance bar. The end product is sold either through distributors or directly to OEMs.

Steel Service Center Market. A significant percentage of all steel shipments to the end-user are distributed through steel service centers, making this the largest single market for steel manufacturers. The steel service center market encompasses all warehouses and distributors who buy steel to stock for their end use customers who buy in smaller volume than that of OEMs. The Company sells both MBQ and SBQ Bar Flats into this market.

Leaf-Spring Suspension Market. High tensile SBQ spring steel is produced to customer and industry specifications for use in leaf- spring assemblies. These assemblies are utilized in light, medium and heavy duty trucks, trailers, mini-vans and four-wheel drive vehicles with off-road capability. The trend toward tapered leaf-spring products and air-ride suspension continues. These products use somewhat less steel but they are manufactured from larger cross section bar flats that match the Company’s manufacturing strengths.

Customers

The Company sells to over 200 customers, none of whom accounted for more than 10% of sales for fiscal 2005. During 2005, the Company’s ten largest customers accounted for approximately 48% of it net sales, of which $9,294,175 was included in accounts receivable at September 30, 2005. The Company's largest customer accounted for 8.5% of its consolidated net sales during fiscal 2005.

The Company’s foreign sales as a percentage of total sales were 5% for the period March 1, 2005 through December 31, 2005. These sales consisted primarily of shipments to Canada and Mexico.

Marketing

Company employees are directly involved in sales to new and existing customers. Sales are nationwide and in certain foreign markets. Sales efforts are primarily performed by in-house sales personnel and augmented with manufacturers’ representative companies.

Competition and Other Market Factors

The domestic and foreign steel industries are characterized by intense competition. The Company competes with steel-producing mills of similar size operative within its market region and also larger mills producing similar products, such as Nucor Corporation, Gerdau Americsteel, Gautier Steel, Steel Dynamics and Bayou Steel. The Company believes that the principal competitive factors affecting its business are quality, service, price and geographic location.

Raw Materials

Scrap

The principal raw material used in the Mill is ferrous scrap. Ferrous scrap is derived from, among other sources, discarded automobiles, appliances, structural steel, railroad cars and machinery. The purchase price of scrap is subject to market conditions largely beyond the control of the Company. Starting during the latter part of 2002, however, and continuing through 2005, the price of scrap has risen sharply upward to historic highs, largely as a result of foreign scrap demand, particularly from China, a weak U.S. dollar that makes U.S. scrap exports more attractive, and relatively static if not limited scrap availability in the U.S. These factors have driven scrap prices to their highest levels in decades.

The Mill is located in an area where scrap is generally available and therefore the Mill typically maintains less than one month of scrap supply. While the Mill has generally been successful in passing on scrap cost increases through price increases, the effect of steel imports, market price competition and under-utilized industry capacity could in the future limit the Company’s ability to increase prices.

For the twelve months ended September 30, 2005, KES Acquisition obtained all of its scrap through a broker that purchases scrap from a multitude of scrap suppliers. In the event the Company’s relationship with this broker ended, the Company believes it could readily arrange for scrap purchases through other brokers or directly from scrap suppliers. During 2005, the Company had two suppliers that accounted for approximately 65% of raw materials purchases, one providing approximately 37% and the other providing approximately 28%, of which $2,634,161 was included in accounts payable at September 30, 2005.

Energy Resources

     Electricity

With respect to the Mill, the Company has an electric service contract with Kentucky Power Company d/b/a American Electric Power, or AEP, which is terminable upon 12 months prior written notice.

     Gas

The Mill uses approximately 1.5 decatherms of natural gas per day. A decatherm is equivalent to 1 million BTUs or 1,000 cubic feet of natural gas. The Company has a pipeline delivery contract with Columbia Gas of Kentucky which delivers natural gas to the Mill from providers located on the Gulf Coast.

     Other

The Mill uses oxygen, nitrogen and argon for production purposes, which the Company purchases from Air Products & Chemicals, Inc.

Employees

As of September 30, 2005, the Company had three persons, including its Chief Executive Officer and its Chief Financial Officer, performing services dedicated primarily to general corporate matters, including management of the Company, maintenance of the corporate entity, review of strategic options and settlement of debts and obligations from its prior business activities. As of September 30, 2005, the Mill employed 140 individuals approximately 76% of whom are members of the United Steelworkers of America. The Mill’s current five-year collective bargaining agreement expires in December 2008. We believe that the wage rates and benefits at the Mill are competitive with other mini-mills.

Environmental and Regulatory Matters

The operations of the Mill are subject to substantial and evolving local, state and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, the Mill is dependent upon both state and federal permits regulating discharges into the air or into the water in order to be permitted to operate its facilities. The Company believes that in all current respects the Mill facilities are in material compliance with all provisions of federal and state laws concerning the environment and the Company does not currently believe that future compliance with such provisions will have a material adverse effect on its results of operations, cash flows or financial condition.

Since the level of enforcement of environmental laws and regulations, or the nature of those laws that may be enacted from time to time are sometimes subject to changing social or political pressures, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost of current and future environmental compliance may also place U.S. steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations.

Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or U.S. EPA, and authorized state environmental agencies conduct inspections of RCRA regulated facilities to identify areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to take corrective action to remediate any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and clean up. The Mill’s steelmaking facilities are subject to RCRA. The manufacturing operations produce various by-products, some of which, for example, electric arc furnace or EAF dust, are categorized as industrial or hazardous waste, requiring special handling for disposal or for the recovery of metallics. The Mill collects such co-products in an approved baghouse facility. While the Company cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the U.S. EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states, including Kentucky, have statutes and regulatory authorities similar to CERCLA and to the U.S. EPA. The Company has a waste handling agreement with a contractor to properly dispose of our electric arc furnace dust and certain other waste products of steelmaking. However, no assurances can be given that, even if there has been no fault by the Company, the Company may not still be cited as a waste generator by reason of an environmental clean up at a site to which its waste products were transported.

In addition to RCRA and CERCLA, there are a number of other environmental, health and safety laws and regulations that apply to the Mill facilities and may affect its operations. By way of example and not of limitation, certain portions of the federal Clean Air Act, Clean Water Act, Oil Pollution Act, Safe Drinking Water Act and Emergency Planning and Community Right-to-Know Act, as well as state and local laws and regulations implemented by the regulatory agencies, apply to the Mill’s operations. Many of these laws allow both the governments and citizens to bring certain suits against regulated facilities for alleged environmental violations. Finally, any steelmaking company could be subject to certain toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury or property damage.

Except as otherwise indicated, the Company believes that the Mill is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company’s business or by hazardous substances or wastes used, generated or disposed of by the Company (or possibly by prior operators of the Mill or by third parties), the Company may be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability to the Company could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be significantly harmed.

Risks Related to Our Business

We have a history of losses which may continue.

We have incurred recurring operating losses since inception. We incurred a net loss of $3,430,562 and a negative cash flow from operating activities of $4,300,395 for the year ended September 30, 2005, and had an accumulated deficit of $347,265,398 and a stockholders' deficiency of $79,600,350 at September 30, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated May 18, 2006, our independent registered public accounting firm stated that our financial statements for the year ended September 30, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our history of recurring losses from operations and a working capital deficiency. Depending on various factors, we may continue to experience operating losses. Our ability to continue as a going concern on a consolidated basis is dependent on the continued improved operating performance of the Mill. Furthermore, our ability to fund corporate overhead is subject to our receipt of periodic tax sharing payments from Acquisition Corp. and Atacama KES, which in turn is dependent on the continued improved operating performance of the Mill. There can be no assurances that such improved operating performance will continue.

Payments under our Tax Sharing Agreement are uncertain.

For taxable periods beginning after February 28, 2005, Acquisition Corp. and Atacama KES are included in the consolidated federal income tax return filed by YouthStream as the common parent.  Acquisition Corp. and Atacama KES have entered into a Tax Sharing Agreement with YouthStream, pursuant to which they have agreed to pay YouthStream an amount equal to 50% of their respective "separate company tax liability”, subject to compliance with the GECC secured line of credit.  Periodic tax sharing payments from Acquisition Corp. and Atacama KES are currently the sole source of funds distributed to YouthStream from the operations of the Mill. The tax sharing payments are necessary to fund corporate overhead at the YouthStream level and the receipt of such payments is dependent upon the availability of sufficient cash resources from Mill operations. There can be no assurance that there will be sufficient levels of cash resources generated from Mill operations to support tax sharing payments.

Because of our recent divestiture of our prior businesses and our recent acquisition of the Mill, we believe that historical information regarding our prior business results is of limited relevance in understanding our business as currently conducted and our prospects for the future.

We have a limited operating history in our current line of business. We had no operating business for the period February 2004 through February 2005 until we consummated our acquisition of the Mill effective March 1, 2005. As a result, we believe the historical financial results of the Company prior to the acquisition of the Mill are of limited relevance in understanding our business as currently conducted.

Furthermore, under its previous ownership, after several years of financial difficulties, the Mill ceased production in December 2002 and the Mill’s owners at such time filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in February 2003. Under new management that acquired the assets of KES Acquisition in a bankruptcy proceeding in September 2003, the Mill restarted operations in late January 2004 and completed its ramp-up phase and reached full operating status in August 2004.

Our level of production and our sales and earnings are subject to significant fluctuations.

The price of steel and steel products may fluctuate significantly due to many factors beyond our control. This fluctuation would directly affect our levels of production and sales and earnings. The domestic steel industry has been highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and applicable tariffs. The demand for steel products is generally affected by macroeconomic fluctuations in the United States and the global economies in which steel companies sell their products. For example, future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for products or increase the amount of imports of steel into the United States, which could negatively impact our sales, margins and profitability. In addition, prolonged weakness in any industries in which we sell our products could materially adversely affect our results of operations and cash flows.

Our business requires maintenance expenditures and may require capital investment which we may be unable to provide.

We require capital for, among other purposes, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. From time to time, we may also require capital to acquire new equipment. To the extent that cash generated internally and cash available under our senior credit facilities is not sufficient to fund capital requirements, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be on satisfactory terms. Future debt financings, if available, will require the approval of our existing lenders and may result in increased interest and amortization expense, increased leverage. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate or obtain sufficient additional capital in the future, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness.

Unexpected equipment failures or unanticipated events may lead to production curtailments or shutdowns and we do not maintain any business interruption insurance to offset resulting lost revenues.

Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. Our manufacturing processes depend on critical pieces of steelmaking equipment, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of any equipment failures. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, adverse weather conditions or transportation interruptions. We do not maintain any business interruption insurance and thus there will be no recovery under such a policy to offset the lost revenues or increased costs that we experience during the disruption of our operations. In addition to the revenue losses, longer-term business disruption could result in a loss of customers. If this were to occur, our future sales levels, and therefore our profitability and cash flows, could be adversely affected.

Competition from other materials may materially adversely affect our business.

In many applications, steel competes with other materials, such as aluminum, cement, composites, glass, plastic and wood. Increased use of these materials in substitution for steel products could materially adversely affect prices and demand for our steel products.

Environmental regulations impose substantial costs and limitations on operations.

We have environmental liability risks and limitations on operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state and local environmental, health and safety laws and regulations, and are required to maintain numerous permits and governmental approvals required for operation, concerning issues such as air emissions, wastewater discharges, solid and hazardous waste management and disposal and the investigation and remediation of contamination. These laws and regulations are becoming increasingly stringent. While we believe that our facilities are in material compliance with all permits, governmental approvals, applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these permits, governmental approvals, laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated. There can also be no assurance that the facilities will continue to operate in accordance with the conditions and restrictions established by the permits or approvals. Similarly, we cannot assure you that the requirements contained in such permits will not change or that the facilities will be able to renew or to maintain all permits and approvals required for continued operation of the facilities.

If any substances are found at the facilities that are classified by applicable environmental laws, ordinances or regulations as hazardous materials, we could become liable for the investigation and removal of those substances, regardless of their source. Failure to comply with these laws, ordinances or regulations, or any change in the requirements of these laws, ordinances or regulations could result in liabilities, imposition of cleanup liens and fines and large expenditures to bring the facilities into compliance. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters, including matters involving alleged property damage or personal injury. We may also be subject to future claims with respect to historic asbestos exposure relating to our acquired assets.

The potential presence of radioactive materials in the scrap that we melt in our electric arc furnaces presents a significant economic exposure.

The potential presence of radioactive materials in our scrap supply presents a significant economic exposure. The cost to clean up the contaminated material and the loss of revenue resulting from the loss in production time can be material to our business, results of operations and financial condition. While we have three detection devices at the Mill, radioactive scrap could go undetected. If we fail to detect radioactive material in the scrap we receive, we may incur significant costs to clean up the contamination of our facilities and to dispose of the contaminated material that could have a material adverse effect on our results of operation and financial condition. In addition, there can be no assurance that we will have sufficient financial resources to fund the clean up costs in such event resulting in a potential suspension or curtailment of operations at the Mill.

The results of our operations are sensitive to volatility in steel prices and changes in the cost of raw materials, particularly scrap steel.

We rely to a substantial extent on outside vendors to supply us with raw materials that are critical to the manufacture of our products. We acquire our primary raw material, steel scrap, from numerous sources. Although we believe that the supply of scrap is adequate to operate our facilities, purchase prices of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us.

If our suppliers increase the price of our critical raw materials, we may not be able to locate alternative sources of supply. If we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs and suffer harm to our reputation.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions that could adversely affect our business.

Our Mill is a large consumer of electricity and natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by weather, political and economic factors beyond our control. Disruptions in the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs could materially adversely affect our business, results of operations, financial condition and cash flows.

Mill management may be difficult to replace if they leave.

Management of the Mill is currently conducted by employees of Pinnacle Steel, LLC pursuant to a Management Services Agreement which expires October 31, 2009. The loss of the services of one or more members of our Mill management team or the inability to attract, retain and maintain additional Mill management personnel could harm our business, financial condition, results of operations and future prospects. Our operations and prospects depend in large part on the performance of our Mill management team. We may not be able to find qualified replacements for any members of the Mill management team if their services are no longer available.

Our Chief Executive Officer and Chief Financial Officer have recently tendered their resignations and there can be no assurance that suitable replacements will be timely retained to fill these positions.

Messrs. Diamond and Weingarten have each tendered their resignations as officers of the Company and each of its subsidiaries, effective as of August 31, 2006 or earlier if requested by the Company’s Board of Directors. Mr. Diamond will continue to serve as the Company’s Chairman of the Board of Directors. The Board of Directors anticipates filling these executive positions concurrent with their vacancy and in any event on or before August 31, 2006.  There can be no assurance that qualified replacements for Messrs. Diamond and Weingarten will be timely retained to fill these executive positions.

Our level of indebtedness and other demands on our cash resources could materially adversely affect our ability to execute our business strategy.

As of September 30, 2005, we had a substantial amount of total consolidated debt, including current maturities and capital lease obligations. Subject to the limits contained in our senior credit facility, we may also incur additional debt in the future. In addition to interest and principal payments on our outstanding debt and dividends and repurchase obligations with respect to our preferred stock, we have other demands on our cash resources, including, among others, capital expenditures that may arise from time to time and operating expenses.

Indebtedness levels could have a material effect on our operations and our ability to execute our business strategy. Currently, our level of indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, payment of dividends and other general corporate purposes. Acquisition Corp. was unable to make a cash interest payment of $3,200,000 due on February 27, 2006 to the holders of its $40,000,000 of 8% subordinated secured promissory notes and issued 8% promissory notes due February 27, 2007 in the principal amount of $3,200,000 to pay such interest. There can be no assurance that these note holders will continue to accept this form of interest payment in the future. In addition, Acquisition Corp. has substantial scheduled principal obligations beginning in fiscal 2007 with respect to the promissory notes issued in connection with its operation of the Mill. See “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Principal Commitments”.

Our levels of indebtedness could:

•	require us to raise additional capital through the issuance of equity, which may have a dilutive impact to existing stockholders;
•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;
•	place us at a competitive disadvantage compared to our competitors, some of which have less debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds;
•	increase our vulnerability to general adverse economic and industry conditions; and
•
result in our failure to satisfy the financial covenants contained in our senior credit facilities or in other agreements governing our indebtedness, which could result in an event of default that, if not cured or waived, could result in the lenders calling a default under the terms of the indebtedness or otherwise restrict or eliminate our ability to finance the cash requirements of our business.

Based on our current level operations, we believe that our current internal and external cash resources will be adequate to fund our operations through September 30, 2006. However, to the extent our estimates and assumptions are inaccurate, we may not have sufficient cash resources to fund our operations. In such event, we may have to consider a formal or informal restructuring or reorganization, including a sale or other disposition of its assets.

We are required to meet certain minimum operating thresholds.

For the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES were collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA").  For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA.  At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended.

Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the EBITDA requirement for the nine months ending September 30, 2005. There can be no assurances that we will be able to comply with future EBITDA requirements in the future. To the extent that we are not able to comply with such requirements, we intend to seek a further amendment of the Notes, although no assurance can be given that we will be able to obtain amendments or waivers if necessary.

To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund any future capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities, on commercially reasonable terms or at all.

We may incur variable rate indebtedness that subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

A portion of our current borrowings, namely KES Acquisition’s senior credit facility (approximately $19,000,000 at September 30, 2005), and possibly future borrowings, are and may continue to be at variable rates of interest, thus exposing us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income.

Our ability and the ability of some of our subsidiaries to engage in some business transactions may be limited by the terms of our debt.

The Notes issued by Acquisition Corp. in connection with the acquisition of the Mill and KES Acquisition’s senior credit facility contain a number of financial covenants requiring them to meet financial ratios and financial condition tests, as well as covenants restricting their ability to:

•   incur additional debt;
•   make certain capital expenditures;
•   incur or permit to exist liens;
•   enter into transactions with affiliates;
•   guarantee the debt of other entities, including joint ventures;
•   merge or consolidate or otherwise combine with another company; and
•   transfer or sell our assets.

KES Acquisition’s ability to borrow under its senior credit facility will depend upon its ability to comply with certain covenants and our borrowing base requirements. Its ability to meet these covenants and requirements may be affected by events beyond its control and it may not meet these obligations. The failure of KES Acquisition to comply with these covenants and requirements could result in an event of default under its senior credit facility that, if not cured or waived, could terminate its ability to borrow further, permit acceleration of the relevant debt (and other indebtedness based on cross default provisions) and permit foreclosure on any collateral granted as security under its credit facility. There have been certain past covenant violations pursuant to the senior credit facility which have been waived by the senior lender and there can be no assurance that future covenant violations will not occur. There can be no assurance that KES Acquisition’s senior lender will continue to grant waivers on any future covenant violations.

We have a significant amount of debt, which, in the event of a default, could have material adverse consequences upon us.

Our total debt obligations (including preferred stock considered as debt obligations in the Company’s consolidated financial statements) is approximately $107,000,000 on a consolidated basis as of September 30, 2005. The degree to which we are leveraged could have important consequences to us, including the following:

•
Except for periodic tax sharing payments, all of our cash flows must be used to fund our operations and service our debt obligations, including interest, dividends, required principal payments, and required preferred stock repurchase obligations, and therefore is not available for use in our business;

•	Our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or other purposes could be impaired;
•
Our failure to comply with restrictions contained in the terms of our borrowings, in particular KES Acquisition’s senior credit facility, could lead to a default which could cause all or a significant portion of our debt to become immediately payable; and

•	If we default, the loans will become due and we may not have the funds to repay the loans, and we could discontinue our business and investors could lose all their money.

We rely upon a small number of major customers for a substantial percentage of our sales.

A loss of any large customer or group of customers could materially reduce our sales and earnings. We have substantial business relationships with a few large customers. In fiscal 2005, our top ten customers accounted for approximately 48% of our consolidated net sales. During this period, our largest customer accounted for approximately 8.5% of our consolidated net sales. We expect to continue to depend upon a small number of customers for a significant percentage of our net sales, and cannot assure you that any of them will continue to purchase steel from us.

We could face adverse consequences as a result of our late SEC filings.

We failed to timely file this Form 10-KSB Annual Report, as well as other reports with the SEC. As a result, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after becoming current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so. In addition, we may face additional adverse consequences, including an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) and limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions and adverse consequences may negatively affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

In addition, our future success depends largely upon the support of our customers, suppliers and investors. The late SEC filings have resulted in negative publicity and may have a negative impact on the market price of our common stock. The effects of the late SEC filings could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products. Additionally, current or potential suppliers and other parties may re-examine their willingness to do business with us. Any of these developments could have a material adverse effect on our financial and business prospects.

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have required (or will require) changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we will be required to file with our Annual Report on Form 10-KSB for the year ending September 30, 2007. In order to comply, the Company is required to increase the amount of documentation surrounding its internal control system and provide evidence that the system has been properly tested to support management’s conclusions. The Company has reported previous issues relating to the adequacy of its internal control system and there can be no assurance that these deficiencies are rectified or that other material weaknesses requiring disclosure do not exist. See “ITEM 8A. CONTROLS AND PROCEDURES” and below.

We expect these rules and regulations to continue to create additional costs and overhead absent the requirement. These rules and regulations have made, and we expect will continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These additional expenses have and may continue to reduce our profits or increase our losses. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

Our internal controls and procedures have been materially deficient, and we are in the process of correcting internal control deficiencies.

In the second quarter of fiscal 2005 following our acquisition of the Mill, the Company and its independent registered public accounting firm recognized that internal controls at the Mill had material weaknesses. We are still in the process of examining and remedying the weaknesses. If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is currently focused on remedying internal control deficiencies, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.

We cannot provide assurances as to the timing of the completion of these efforts. We cannot be certain that the measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

We may encounter difficulties in effectuating future acquisitions.

We acquired the Mill effective March 1, 2005 and may in the future effectuate further acquisitions. If we identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in our ongoing business, distract management, require other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to retain key employees of the acquired companies or maintain good relations with their clients or suppliers. It may be required to incur additional debt and to issue equity securities, which may be dilutive to existing stockholders, to effect and/or fund acquisitions.

We cannot assure you that any acquisitions we make will enhance our business.

We cannot assure you that any completed acquisition will enhance our business. Since we anticipate that acquisitions could be made with both cash and our common stock, if we consummate one or more significant acquisitions, the potential impacts are:

•	a substantial portion of our available cash could be used to consummate the acquisitions and/or we could incur or assume significant amounts of indebtedness; and
•	our stockholders could suffer significant dilution of their interest in our common stock.

Also, we are required to account for acquisitions under the purchase method, which would likely result in our recording significant amounts of goodwill or other tangible and intangible assets. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value of long-lived assets, principally goodwill and other tangible and intangible assets, which would adversely affect our financial statements.

Risks Related to the Steel Industry

We may face significant price and other forms of competition from other steel producers, which could have a material adverse effect on our business, financial condition, results of operation or prospects.

The global markets in which steel companies conduct business are highly competitive. Increased competition could cause us to lose market share or reduce pricing, either one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. We compete primarily on the basis of price, quality and the ability to meet our customers’ product needs and delivery schedules. Some of our competitors may have advantages due to greater capital resources, different technologies, lower raw material costs, lower energy costs or favorable exchange rates.

In recent years, imports of steel into the United States have adversely affected, and may yet again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability.

Excessive imports of steel into the United States as a result of excess world supply, have in recent years exerted, and may again in the future exert downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, and is further intensified during periods when the U.S. dollar is strong relative to foreign currencies. Greater steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

Increases in prices and limited availability of raw materials and energy may constrain operation levels and reduce profit margins.

Steel producers require large amounts of raw materials such as scrap. Steel producers also consume large amounts of energy. Over the last several years, prices for raw materials and energy have increased significantly. Depending upon applicable raw material and energy prices, over which we may have little control, we and other steel producers may be faced in the future with difficulty in obtaining sufficient raw materials and energy in a timely manner or for reasonable costs, resulting in potential production curtailments.

Risks Related to our Common Stock

Regulation of penny stocks.

The Company's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

Holders may find it difficult to effect transactions in our common stock.

Our common stock is currently trading on the ‘‘pink sheets’’ under the symbol ‘‘YSTM.PK.’’ Since our common stock is not listed on Nasdaq, Amex or the New York Stock Exchange, holders of our common stock may find that the liquidity of our common stock is impaired—not only in the number of securities that can be bought and sold, but also through delays in the timing of transactions, lack of security analysts’ and the news media’s coverage of us, and lower prices for our securities than might otherwise be attained.

Securities that are not listed on a stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market are subject to an SEC rule that imposes special requirements on broker-dealers who sell those securities to persons other than their established customers and accredited investors. The broker-dealer must determine that the security is suitable for the purchaser and must obtain the purchaser’s written consent prior to the sale. These requirements may make it more difficult for stockholders to sell our stock than the stock of some other companies. It may also affect our ability to raise more capital if and when necessary.

Volatility in the market price of our common stock.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	our quarterly operating results or the operating results of other companies in the steel industry;
•	changes in general conditions in the economy, the financial markets or the steel industry;
•	announcements by us or our competitors of significant acquisitions; and
•	increases in raw materials and other costs.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

The Company does not currently plan to pay dividends to holders of its common stock.

The Company does not currently anticipate paying cash dividends to the holders of its common stock. Accordingly, holders of the Company’s common stock must rely upon subsequent price appreciation as the sole method to realize a gain on their investment. There can be no assurances that the price of the Company’s common stock will ever appreciate in value.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains corporate offices at 244 Madison Avenue, PMB #358, New York, New York 10016.

The Mill’s operations are located on approximately 126 acres of land near Ashland, Kentucky, next to an interstate highway and a rail line. All of the Mill’s facilities are secured by a mortgage in favor of GECC under KES Acquisition’s existing senior credit facility.

The Company believes that its facilities are well maintained, in good condition and adequate and suitable for its operating needs.

ITEM 3. LEGAL PROCEEDINGS

The Company and/or its subsidiary that owned its former operating business, Beyond the Wall, have periodically been defendants in various lawsuits and claims from various trade creditors and former landlords. Based on the Company’s contract relating to the sale of the Beyond the Wall assets, certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at September 30, 2005 and 2004.

KES Acquisition has been named in a wrongful death lawsuit pending before the Circuit Court of Cabell County, West Virginia, which was filed in December 2004. The action was brought by Stephanie Harshbarger, individually and as Administratrix of the Estate of Chad Harshbarger against Aero-Fab, Inc. and KES Acquisition. Mr. Harshbarger was an employee of Aero-Fab, Inc., an unaffiliated contractor, who died while working at the Mill in April 2004. KES Acquisition is being defended by its insurance carrier. The Company does not believe that the resolution of this litigation will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since June 24, 2005, the Company's common stock has traded on the “Pink Sheets” under the symbol "YSTM.PK". Prior to such date, the Company’s common stock traded on the OTC Bulletin Board under the symbol “YSTM”. The following table sets forth the high and low closing bid prices for the common stock as provided by Scotrade.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2005
First Quarter 12/31/04	0.48	0.15
Second Quarter 3/31/05	0.54	0.18
Third Quarter 6/30/05	0.30	0.11
Fourth Quarter 9/30/05	0.16	0.06
Fiscal 2004
First Quarter 12/31/03	0.32	0.12
Second Quarter 3/31/04	0.27	0.16
Third Quarter 6/30/04	0.17	0.11
Fourth Quarter 9/30/04	0.27	0.14

As of June 27, 2006, there were 224 holders of record of the Company's common stock. To date, the Company has not declared or paid any dividends on its common stock. The payment by the Company of dividends, if any, is within the discretion of the board of directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future but instead intends to retain earnings for use in the Company's business operations.

Equity Compensation Plan Information

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (excluding securities reflected in column(a) )
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,405,404	$0.18	3,594,596
Equity compensation plans not approved by security holders	-	-	-
Total	1,405,404	$0.18	3,594,596

As of June 27, 2006, 5,000,000 options were authorized for issuance under the 2000 Plan, of which options to purchase 1,605,404 shares were outstanding and options to purchase 3,394,596 shares were available for future grants.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASE OF EQUITY SECURITIES

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

On February 25, 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary (see “Sale of Assets and Operations of Beyond the Wall, Inc.” below). Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the period from October 1, 2003 through February 25, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company’s only revenue-generating business operation. The consolidated financial statements for the year ended September 30, 2004 present Beyond the Wall’s operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004.

Commencing March 1, 2005, the Company has included the operations of a steel mini-mill located in Ashland, Kentucky, which represents the only business segment in which the Company currently operates, in its consolidated financial statements. The Company completed the acquisition of this steel mini-mill on March 9, 2005 (see “Acquisition of Steel Mini-Mill” below).

Going Concern:

The Company has incurred recurring operating losses since its inception. The Company incurred a net loss of $3,430,562 and a negative cash flow from operating activities of $4,300,395 for the year ended September 30, 2005, and had an accumulated deficit of $347,265,398 and a stockholders' deficiency of $79,600,350 at September 30, 2005. As of September 30, 2005, the Company had insufficient capital to fund all of its obligations on a consolidated basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company’s independent registered public accounting firm, in its report dated May 18, 2006, included an explanatory paragraph stating that the Company’s recurring losses and negative cash flow, accumulated deficit, stockholders’ deficiency and working capital deficiency, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern.

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky. The Company utilized substantially all of its available cash resources to fund such acquisition and will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and until recently has incurred losses. For the year ended September 30, 2005, operating income was $2,691,955 (which included the operations of the steel mini-mill for the seven month period March through September 2005), exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a secured line of credit with General Electric Capital Corporation to fund its separate operations. As a result of improved operating performance of the steel mini-mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

Based on its current level of operations, the Company believes that its current cash resources provided by operations and the secured line of credit will be adequate to fund its operations through September 30, 2006. However, to the extent the Company’s estimates are inaccurate or its assumptions are incorrect, the Company may not have sufficient cash resources to fund its operations. In such event, the Company may have to consider a formal or informal restructuring or reorganization, including a sale or other disposition of its assets.

The Company’s management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties.  However, there can be no assurances that such efforts will ultimately be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

Recent Developments:

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The Company repaid the notes payable to directors subsequent to September 30, 2005 from the proceeds from the settlement of the Beyond the Wall note receivable, which proceeds were received on September 30, 2005, as described below.

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

On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of the outstanding note receivable with a balance, including accrued interest, of $281,654, and recognized a loss in connection therewith of $22,732.

The Company initially recognized a loss of $564,921 with respect to the BTW sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004.  Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $256,800, which decreased the carrying value of the note receivable from $1,100,000 to $843,200 and increased the loss on the BTW sale from $564,921 to $821,721.  The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the year ended September 30, 2004.  As a result of the sale, the retail segment operations have been presented as a discontinued operation for the year ended September 30, 2004.

Acquisition of Steel Mini-Mill:

In September 2003, YouthStream invested $125,000 to acquire a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware corporation ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the “Mill”). On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the Mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000, which was funded through the capital contributions of the members of KES Holdings. Members’ capital contributions were also used for start-up costs, working capital purposes and payment of deferred maintenance of the Mill. KES had ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished Mill has been generating revenues since late January 2004. The current production capacity of the Mill for finished products, based on the current operating structure and hours worked, is approximately 200,000 short-tons per year, and the Mill is currently operating at approximately 94% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

The Mill produces bar flats that are produced to a variety of specifications and fall primarily into two general quality levels - merchant bar quality steel bar flats (“MBQ Bar Flats”) for generic types of applications, and special bar quality steel bar flats (“SBQ Bar Flats”), where more precise customer specifications require the use of alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics.

The Mill manufactures over 2,600 different Bar Flat items which are sold to volume niche markets, including the original equipment manufacturers (“OEMs”), cold drawn bar converters, steel service centers and the leaf-spring suspension market for light- and heavy-duty trucks, mini-vans and utility vehicles. The Mill was specifically designed to manufacture wider and thicker bar flats up to three inches in thickness and twelve inches in width that are required by these markets. In addition, the Mill employs a variety of specially designed equipment which is necessary to manufacture SBQ Bar Flats to the specifications of the Mill’s customers.

On March 9, 2005, YouthStream completed the acquisition of KES Acquisition (the "Acquisition"), which was deemed effective March 1, 2005. Pursuant to definitive agreements executed with KES Holdings and Atacama Capital Holdings, Ltd., a British Virgin Islands company ("Atacama", and together with KES Holdings, collectively, the "Sellers"), YouthStream, through its newly-formed subsidiary, YouthStream Acquisition Corp., a Delaware corporation ("Acquisition Corp."), acquired 100% of the membership interests of KES Acquisition by acquiring (i) a 37.45% membership interest from KES Holdings and (ii) all of the capital stock of Atacama KES Holding Corporation, a wholly-owned subsidiary of Atacama (“Atacama KES”) and the owner of the remaining 62.55% membership interest in KES Acquisition. As consideration for the Acquisition, Acquisition Corp. issued to the Sellers (i) $40,000,000 in promissory notes (the “Notes”), (ii) 25,000 shares of 13% Series A Non-Convertible Preferred Stock with an aggregate liquidation value of $25,000,000 (the “13% Series A Preferred Stock”) and (iii) 100% of its authorized shares of Series B Non-Voting Common Stock. With respect to the $65,000,000 of purchase consideration, $19,000,000 of the Notes and $10,000,000 of the 13% Series A Preferred Stock were issued to KES Holdings, and $21,000,000 of the Notes and $15,000,000 of the 13% Series A Preferred Stock were issued to Atacama. YouthStream also contributed an aggregate of $500,000 of cash to Acquisition Corp. as consideration for the issuance by Acquisition Corp. of 100% of its Series A Voting Common Stock. In addition, YouthStream will periodically be required to purchase shares of Series B Preferred Stock of Acquisition Corp. in amounts equal to distributions it receives on its KES Holdings membership interest.

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream currently has a 2.67% equity interest in KES Holdings (this percentage has increased from 1.00% as a result of the redemption of another member’s interest), as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the consolidated balance sheet at September 30, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Subsequent to this transaction, the management of the Mill continued unchanged. This transaction did not result in any change in the Mill’s business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by this transaction.

As described herein, the Notes and 13% Series A Preferred Stock were issued by Acquisition Corp., the parent company of KES Acquisition. KES Acquisition is a separate legal entity that owns and operates the Mill. The Notes are legal obligations solely of Acquisition Corp., and are not obligations of KES Acquisition, nor are they secured by the assets or cash flows of the Mill. In the future, Acquisition Corp. may grant liens to secure repayment of the Notes, upon the consent of any senior lender to KES Acquisition at that time. In addition, the Notes are non-recourse to the assets of YouthStream, except for the shares of capital stock of Acquisition Corp. that have been pledged by YouthStream to the holders of the Notes. Pursuant to the terms of the transaction documentation in connection with the Acquisition and the loan facility with General Electric Capital Corporation (“GECC”), YouthStream and Acquisition Corp. are currently limited in their ability to receive cash distributions from KES Acquisition, but are permitted to receive tax sharing payments as described below. Any change in control of Acquisition Corp. in the future as a result of the holders of the Notes exercising their legal rights would not reasonably be expected to have a material impact on the operations or financial position of the Mill.

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash", as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384.

Future scheduled principal payments on the Notes are summarized as follows:
Years Ending September 30,	KES Holdings - $19,000,000 Note	Atacama - $21,000,000 Note

2006	$	---	$	---
2007		1,900,000		---
2008		950,000		---
2009		950,000		---
2010		950,000		---
2011		2,850,000		4,200,000
2012		2,850,000		4,200,000
2013		2,850,000		4,200,000
2014		---		1,264,000
2015		5,700,000		7,136,000
Total		$19,000,000		$21,000,000

Pursuant to a further letter agreement dated April 11, 2006 and effective as of February 27, 2006 by and among Acquisition Corp. and the Note holders, the interest payment of $3,200,000 due on February 27, 2006 was paid by the delivery of short-term notes due February 27, 2007 in the principal amount of $3,200,000, with interest at 8% per annum.

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

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp., (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued or (iii) the first anniversary of Acquisition Corp.’s full and complete repayment of the Notes. In addition, beginning with the second anniversary of the initial issuance of the 13% Series A Preferred Stock, Acquisition Corp. will be required to use "free cash", as that term is defined in the Securities Purchase Agreement, to commence redeeming shares of 13% Series A Preferred Stock in increments of at least $4,000,000, with limited exceptions. As of September 30, 2005, the balance outstanding on the 13% Series A Preferred Stock was $24,733,000, and related accrued dividends payable were $1,885,129.

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

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). The proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753, almost all of which was paid subsequent to fiscal year end.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC ("Libra/KES"), the Manager of KES Holdings, and has an economic interest in KES Holdings through his relationship with Libra Securities, LLC ("Libra Securities"). Jess M. Ravich, a director of YouthStream effective June 26, 2006, is a principal of Libra/KES. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in KES Holdings. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan in connection with his election to the Board. Through his positions at Libra/KES, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Securities Holdings, LLC, the parent of Libra Securities, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and in accordance with Emerging Issues Task Force (EITF) No. 88-16, “Basis in Leveraged Buyout Transactions”. As a result of the substantial and continuing relationships between YouthStream and the Sellers, and the provisions of EITF 88-16 that are required to be considered when determining the extent of fair value/predecessor basis to be used in recording the transaction, the Acquisition has been recorded at predecessor basis. Since the debt and equity held by the Sellers represented almost the entire amount of capital at risk both before and after the Acquisition, the application of the “monetary test” specified in Section 3 of EITF 88-16, which limits the portion of the purchase consideration that can be valued at fair value to the percentage of the total consideration that is monetary, was utilized by the Company in determining to record the transaction at predecessor basis. The excess of the purchase price over predecessor basis of the net assets acquired has been reflected as a deemed distribution of $63,104,423 to the Sellers at the date of acquisition in the consolidated financial statements.

For taxable periods beginning after February 28, 2005, Acquisition Corp. and Atacama KES are included in the consolidated federal income tax return filed by YouthStream as the common parent.  Acquisition Corp. and Atacama KES have entered into a Tax Sharing Agreement with YouthStream, pursuant to which they have agreed to pay YouthStream an amount equal to 50% of their respective “separate company tax liability”, subject to compliance with the GECC secured line of credit.  The term “separate company tax liability” is defined as the amount, if any, of the federal income tax liability (including, without limitation, liability for any penalty, fine, additions to tax, interest, minimum tax and other items applicable to such subsidiary in connection with the determination of the subsidiary’s tax liability), which such subsidiary would have incurred if its federal income tax liability for the periods during which it is includible in a consolidated federal income tax return with YouthStream were determined generally in the same manner in which its separate return liability would have been calculated under Section 1552(a)(2) of the Internal Revenue Code of 1986, as amended.  YouthStream has approximately $255,000,000 of federal net operating loss carryovers currently available to offset the consolidated federal taxable income of the affiliated group in the future.

The total purchase price of $65,000,000, as well as the terms and conditions of the Notes and 13% Series A Preferred Stock issued to the Sellers, were determined to be at fair value based on reports prepared by an independent valuation firm. The following table summarizes the assets acquired and liabilities assumed at predecessor basis at February 28, 2005.

Assets Acquired:
Cash	$913,194
Accounts receivable	10,781,836
Allowance for doubtful accounts	(328,351)
Inventories	18,762,218
Prepaid expenses and other current assets	904,271
Property, plant and equipment	6,630,012
Accumulated depreciation and amortization	(639,254)
Due from YouthStream Acquisition Corp.	187,702
Other non-current assets	721,393

Total assets acquired	37,933,021

Liabilities Assumed:
Accounts payable	9,566,327
Accrued expenses	1,267,016
Accrued interest payable	593,260
Deferred rent	165,413
Subordinated promissory notes payable	7,000,000
Line of credit	15,495,095
Equipment contract payable	291,223
Capital lease obligation	1,877,179

Total liabilities assumed	36,255,513

Net assets acquired	1,677,508

Adjustment to recognize minority interest	(331,981)

$1,345,527

Total purchase consideration, net of intercompany eliminations of 2.67% interest held by KES Holdings:
8% Subordinated secured promissory notes payable	$39,493,000
13% Series A preferred stock	24,733,000

Net purchase consideration	64,226,000

Minority interests in equity	223,950

Adjustment to record deemed distribution to Sellers	(63,104,423)

$1,345,527

The amount due from Acquisition Corp. of $187,702 represents costs incurred by KES Acquisition with respect to the Acquisition, which were included in the $1,171,406 of transaction costs related to the Acquisition charged to operations during the year ended September 30, 2005.

As of September 30, 2004, the Company had incurred $175,144 of costs with respect to the Acquisition, which were presented as deferred costs in the Company’s consolidated balance sheet at such date. These costs were included in the $1,171,406 of transaction costs related to the Acquisition charged to operations during the year ended September 30, 2005.

Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods.

Pro Forma Information

The following pro forma operating data presents the results of operations for the years ended September 30, 2005 and 2004, as if the Acquisition had occurred on the last day of the immediately preceding fiscal year. Accordingly, transaction costs of $1,171,406 related to the Acquisition for the year ended September 30, 2005 are not included in the net loss from continuing operations shown below. In addition, discontinued operations for the year ended September 30, 2004 are not included. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. Pro forma information for the years ended September 30, 2005 and 2004 is summarized as follows:

	2005	2004

Net sales	$113,786,971	$48,944,338
Cost of sales	105,265,441	51,158,622
Gross margin (deficit)	8,521,530	(2,214,284)
Operating income (loss)	3,169,836	(7,469,548)
Interest expense	(9,469,875)	(7,243,971)
Minority interest	199,109	199,109
Net loss from continuing operations	$(5,786,987)	$(14,134,628)

Basic and diluted net loss per common share	$(0.15)	$(0.36)
Weighted average common shares outstanding	39,242,251	39,242,251

Critical Accounting Policies and Estimates:

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

Revenue Recognition:

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occur either upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

Accounts Receivable:

The Company grants credit to its customers generally in the form of short-term trade accounts receivable. Management evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Accounts receivable are stated at the amount management expects to collect from outstanding balances. When appropriate, management provides for probable uncollectible amounts through a provision for doubtful accounts and an adjustment to a valuation allowance. Management reviews and adjusts this allowance periodically based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness, and current industry and economic trends. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories:

Inventories are comprised of raw materials (consisting of billets and scrap metal), semi-finished goods and finished goods. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market. The average cost of the billets and scrap metal is adjusted quarterly.

Impairment of Assets:

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company’s average cost of capital.

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are provided for differences between the carrying amounts of the Company’s assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. KES Acquisition Company is a limited liability company and as such does not provide for federal and state income taxes. Rather, its income is taxed to its members.

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

Recent Accounting Pronouncements and Developments:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company was required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.

Public companies are permitted to adopt the requirements of SFAS No. 123R using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS No. 123R effective January 1, 2006 and will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Although the expense for stock options that may be vested or granted in future periods cannot be determined at this time due to the uncertainty of the vesting or timing of future grants, the Company’s future stock price, and the related fair value calculation, the adoption of SFAS No. 123R could have a material effect on the Company’s future financial statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 151 effective October 1, 2005. The adoption of SFAS No. 151 did not have any impact on the Company’s financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 153 effective July 1, 2005. The adoption of SFAS No. 153 did not have any impact on the Company’s financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt the provisions of SFAS No. 154 effective October 1, 2006. The adoption of SFAS No. 154 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

On September 22, 2005, the Securities and Exchange Commission (“SEC”) issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending September 30, 2007 to comply with the internal control reporting requirements.

Results of Operations:

The operations of Beyond the Wall have been presented as a discontinued operation in 2004. Accordingly, for the year ended September 30, 2004, the Company did not have any revenues or cost of revenues from continuing operations.

The refurbished Mill restarted operations in late January 2004 and completed its ramp-up phase and reached full operating status in August 2004. The Company acquired the Mill effective February 28, 2005, and the operations of the Mill have been consolidated commencing March 1, 2005. Sales and cost of sales were generated by the operations of the Mill during 2005. The Company’s results of operations for the year ended September 30, 2005 include the Mill’s operations for seven months (March through September 2005). As a result of the acquisition of the Mill, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Years Ended September 30, 2005 and 2004:

Net Sales. Net sales were $69,182,475 for the year ended September 30, 2005, an average of $9,883,211 per month for the seven months that the Company owned the Mill. If the Company had owned the Mill for the full years ended September 30, 2005 and 2004, pro forma net sales would have been $113,786,971 for 2005 (an average of $9,482,248 per month), as compared to pro forma net sales of $48,944,338 for 2004 (an average of $4,078,695 per month), since the Mill restarted operations in late January 2004 and did not reach full operating status until August 2004.

Cost of Sales. Cost of sales was $62,939,014 for the year ended September 30, 2005, resulting in gross profit of $6,243,461 and a gross profit margin of 9.0%. If the Company had owned the Mill for the full year ended September 30, 2005, pro forma gross profit margin would have been 7.5%. Due to the restart of Mill operations in late January 2004, a comparison of 2004 cost of sales amounts (assuming that the Company had owned the Mill for the full year ended September 30, 2004) to 2005 cost of sales amounts would not be meaningful, since pro forma gross profit and gross margin were negative in 2004.

Selling Expenses. For the year ended September 30, 2005, selling expenses were $735,381 or 1.1% of sales. The Company did not have any selling expenses for the year ended September 30, 2004. Selling expenses consist primarily of sales commissions and personnel-related costs.

Selling, General and Administrative Expenses. For the year ended September 30, 2005, general and administrative expenses were $2,816,125 or 4.1% of sales. The Company incurred corporate general and administrative expenses during the entire year ended September 30, 2005, but only had operating revenues for the last seven months of the year ended September 30, 2005. For the year ended September 30, 2004, general and administrative expenses were $1,090,256, which reflected corporate general and administrative expenses, including management compensation, legal and accounting fees and insurance costs.

Operating Income. Operating income was $2,691,955 for the year ended September 30, 2005, as compared to an operating loss of $1,090,256 for the year ended September 30, 2004.

Interest Income. Interest income was $45,542 for the year ended September 30, 2005, as compared to $49,566 for the year ended September 30, 2004.

Interest Expense. For the year ended September 30, 2005, interest expense was $5,607,454, which included interest expense related to the 8% notes payable of $1,852,384 and the 13% Series A Preferred Stock of $1,885,129 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $492,493 and the 4% notes payable of $42,758. For the year ended September 30, 2004, interest expense was $41,509.

Transaction Costs Related to KES Acquisition. The Company incurred $1,171,406 of costs with respect to the acquisition of the Mill (primarily legal and accounting fees), which were charged to operations during the year ended September 30, 2005. Included in such costs was $187,702 of transaction costs incurred by KES Acquisition prior to February 28, 2005.

Gain on Settlement of Compensation Obligations. During the year ended September 30, 2005, the Company recognized a gain on settlement of compensation obligations of $225,948 as a result of the settlement of various contractual compensation obligations at less than amounts that had been previously accrued.

Other Income (Expense). For the year ended September 30, 2005, other expense was $46,078. There was no other income (expense) for the year ended September 30, 2004.

Loss before Income Taxes and Minority Interest. The loss before income taxes and minority interest was $3,861,493 for the year ended September 30, 2005, as compared to $1,082,199 for the year ended September 30, 2004.

Income Taxes. For the year ended September 30, 2004, the Company recorded a benefit from income taxes of $88,372. The Company did not record any provision for or benefit from income taxes for the year ended September 30, 2005.

Loss before Minority Interest. The loss before minority interest was $3,861,493 for the year ended September 30, 2005, as compared to $993,827 for the year ended September 30, 2004.

Minority Interest - Related Parties. For the year ended September 30, 2005, minority interest was $430,931, reflecting the minority interest’s share in the loss of YouthStream Acquisition Corp., an 80.01%-owned consolidated subsidiary.

Loss from Continuing Operations. The loss from continuing operations was $3,430,562 for the year ended September 30, 2005, as compared to $993,827 for the year ended September 30, 2004.

Loss from Discontinued Operations. For the year ended September 30, 2004, the Company had a loss from discontinued operations of $1,371,793, which related to the former operations of Beyond the Wall. The loss from discontinued operations of $550,072 for the year ended September 30, 2004 consisted of an operating loss of $1,050,072, offset by a gain of $500,000 resulting from the reduction of a prior accrual with respect to the closing of retail stores as a result of the Company completing settlements with landlords below what had been originally accrued. The Company also had a loss on the disposal of discontinued operations of $821,721 for the year ended September 30, 2004, as a result of the sale of the assets and operations of Beyond the Wall in February 2004.

Net Loss. Net loss was $3,430,562 for the year ended September 30, 2005, as compared $2,365,620 for the year ended September 30, 2004.

Liquidity and Capital Resources - September 30, 2005:

On March 9, 2005, YouthStream completed the acquisition of the Mill. In connection with the Company’s acquisition and consolidation of the Mill, the Company also acquired $913,194 of cash. The Company used substantially all of its available cash resources to fund the acquisition of the Mill, including its contribution of an aggregate of $500,000 of cash to Acquisition Corp. and the payment of the costs related to the transaction. Accordingly, the Company will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES. The Mill relies on cash flows from operations to support a secured line of credit with GECC to fund its separate operations. As a result of improved operating performance of the Mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

As of September 30, 2005, the balance outstanding on the line of credit was $19,009,379, which has been presented as a current liability in the consolidated balance sheet at such date due to the collateral securing such line of credit consisting primarily of current assets and the continuing uncertainty with respect to the Company’s ability to maintain compliance under the terms and conditions of the line of credit.

At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream, and subsequently received a waiver of default from GECC. At June 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed. However, KES Acquisition was not in compliance with the fixed charge coverage ratio at June 30, 2005 based on its revised consolidated financial statements, as a result of a determination by management to re-characterize a lease for certain equipment used by KES Acquisition as a capital lease rather than an operating lease. In addition, KES Acquisition was not in compliance with its obligation to deliver audited financial statements in the form and time period as set forth in the loan agreement. On June 26, 2006, the Company received a waiver of default from GECC with respect to the fixed charge coverage ratio for the restated March 31, 2005 and June 30, 2005 interim financial statements, as well as with respect to the form and timeliness of the September 30, 2005 annual audited financial statements being provided to GECC.

At September 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from GECC, and if no such waiver is received, GECC would have the right to accelerate the maturity of the line of credit at that time.

To the extent that the Mill generates taxable income in the future, the Tax Sharing Agreement with Acquisition Corp. and Atacama KES will generate cash payments to YouthStream equal to 50% of their respective “separate company tax liability”, subject to compliance with the GECC secured line of credit. At September 30, 2005, the estimated tax sharing payment due to YouthStream was approximately $342,000, which was received in early 2006. YouthStream has approximately $255,000,000 of federal net operating loss carryovers currently available to offset any federal income tax liability of Acquisition Corp and Atacama KES in subsequent periods. YouthStream expects that its federal net operating loss carryovers will be sufficient to absorb most of any future federal income tax liability of Acquisition Corp. and Atacama KES.

The Mill restarted operations in January 2004 after being acquired by the previous owners, and has incurred losses until recently. The long-term economic viability of the Mill and its ability to fund its operations and debt service requirements, including maintaining compliance with various debt covenants and servicing the interest and principal obligations on the Notes and the dividends and redemption features on the 13% Series A Preferred Stock issued in connection with the acquisition of the Mill, is dependent on various internal and external factors, including the Mill’s ability to operate on a sustained basis at 80% or more of its annual capacity of 200,000 tons per year, as currently configured. To the extent that the Mill is not able to maintain this operating threshold, the ability of the Mill to generate sufficient cash flows to fund its operations and debt service requirements and maintain compliance with various debt covenants may be impaired. In such event, the Company may have to consider a formal or informal restructuring or reorganization, including a sale or other disposition of its assets.

Almost all of the Company’s net assets are owned by KES Acquisition, a consolidated subsidiary.  As a result of various contractual restrictions contained in various financing agreements (as previously described) and documents relating to the Acquisition, there are limits on the Company’s ability to transfer assets from KES Acquisition to Youthstream, whether in the form of loans and advances, cash dividends, tax-sharing payments, or otherwise, without notice to and/or consent of one or more third parties.  A summary of the Company’s restricted and unrestricted assets, liabilities and equity at September 30, 2005 is presented below.

	Unrestricted	Restricted	As Reported

Current assets	$261,740	$35,453,821	$35,715,561
Property, plant and equipment, net	-	5,567,745	5,567,745
Other assets	-	638,948	638,948

Total assets	$261,740	$41,660,514	$41,922,254

Current liabilities	$4,224,995	$30,411,237	$34,636,232
Non-current liabilities	78,257,234	8,629,138	86,886,372
Equity:
Retained earnings (accumulated deficit)	(348,435,183)	1,169,785	(347,265,398)
Other	266,214,694	1,450,354	267,665,048

Total liabilities and equity	$261,740	$41,660,514	$41,922,254

Operating Activities. During the year ended September 30, 2005, the Company used $4,300,395 of cash in operating activities, both to fund the corporate overhead of YouthStream for the year ended September 30, 2005 and to fund the operations of the Mill for a period of seven months from the date of acquisition through September 30, 2005. During the year ended September 30, 2004, the Company used $901,442 of cash in operating activities, primarily to fund its loss from continuing operations of $993,827 for the year ended September 30, 2004, which consisted of corporate general and administrative expenses.

Investing Activities. During the year ended September 30, 2005, net cash provided by investing activities of $506,149 consisted of principal and interest payments on the Beyond the Wall note receivable that the Company received in the February 2004 sale of the assets and operations of Beyond the Wall. During the year ended September 30, 2004, net cash provided by investing activities of $1,044,856 consisted of the proceeds received from the sale of the Beyond the Wall assets and operations in February 2004 of $820,000 and principal payments on the Beyond the Wall note receivable of $400,000, reduced by deferred costs related to the KES transaction of $175,144.

Financing Activities. During the year ended September 30, 2005, net cash provided by financing activities was $3,205,007, consisting of $3,389,284 from increased borrowings under the secured line of credit with GECC and $50,000 from the proceeds from short-term notes payable issued to certain directors, reduced by payments on an equipment contract payable and capital lease obligation of $234,277. During the year ended September 30, 2004, the Company did not generate or use any cash in financing transactions.

Principal Commitments:

At September 30, 2005, the Company’s principal commitments consisted of the following obligations:
		Payments Due by Years Ending September 30,
Contractual cash obligations (in thousands)	Total	2006	2007	2008	2009	2010	There-after

4% notes payable	$4,917	$-	$-	$-	$-	$-	$4,917
Notes payable to directors	50	50	-	-	-	-	-
12% subordinated promissory notes payable	7,000	-	7,000	-	-	-	-
8% subordinated secured promissory notes payable	39,493	-	1,849	925	925	925	34,869
Secured line of credit	19,009	-	19,009	-	-	-	-
Operating leases	1,593	426	406	390	371	-	-
Capital lease obligation	1,684	372	432	502	378	-	-
Equipment contact payable	250	77	85	88	-	-	-
Management services agreement	2,858	700	700	700	700	58	-
4% Series A Preferred Stock subject to mandatory redemption	5,269	-	-	-	-	-	5,269
13% Series A Preferred Stock of subsidiary subject to mandatory redemption, excluding accrued dividends (assumes adequate defined “free cash flow” to fund payments)	26,618	-	3,958	3,958	3,958	3,958	10,786
Total contractual cash obligations	$108,741	$1,625	$33,439	$6,563	$6,332	$4,941	$55,841

At September 30, 2005, the Company does not have any material commitments for capital expenditures.

At September 30, 2005, the Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $7,962,000.

Off-Balance Sheet Arrangements:

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at September 30, 2005.

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

ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item appears as a separate section of this document following “ITEM 13. EXHIBITS”. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that there were material weaknesses in the accounting and financial systems at the Company's Mill, which resulted in deficient disclosure controls and procedures. The Mill was acquired effective March 1, 2005, and its operations have been included in the consolidated financial statements of the Company from that date forward. In addition, as a result of this evaluation, the Company's consolidated financial reporting and disclosure controls were also determined to have material weaknesses.

Specifically, the Mill lacks adequate accounting systems and controls and procedures to process information for inclusion in the Company's reports filed with the Securities and Exchange Commission. Furthermore, the Mill also lacks adequate accounting personnel in general and adequately trained accounting personnel in particular in order to be able to process and generate the required financial information to be included in the Company's consolidated financial statements on a timely basis. The Company has begun to address these issues by reviewing and revising its internal accounting policies and procedures, as necessary. The Company also intends to increase the resources and personnel allocated to the Mill's accounting department. The Company expects that the resolution of these issues will take several months.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

ITEM 8B. OTHER INFORMATION

The Company did not have any reportable events during the fourth quarter of the fiscal year ended September 30, 2005 that were required to be filed on Form 8-K, but were not so reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company's directors and executive officers.

Name	Age	Position
Jonathan V. Diamond	47	Chairman of the Board of Directors (Class III Director) and Chief Executive Officer
Robert N. Weingarten	52	Chief Financial Officer and Secretary
Hal G. Byer	48	Class II Director
Robert Scott Fritz	49	Class I Director
Patrick J. Panzarella	40	Class II Director
James N. Lane	55	Class I Director
Jess M. Ravich	48	Class III Director

The Company's Board of Directors is divided into three classes, with one class being elected each year and members of each class holding office for a three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

In connection with the January 2003 debt restructuring transactions, all of the Company's previous directors and officers resigned, and three directors were appointed. Jonathan V. Diamond, who had previously served as a director and interim Chief Executive Officer of the Company, was appointed as Chairman of the Board of Directors, and Hal G. Byer and Robert Scott Fritz were appointed as directors. Mr. Fritz has been designated as a Class I director and Mr. Byer has been designated as a Class II director. Mr. Diamond had been previously designated as a Class III director. Mr. Panzarella was appointed to the Board of Directors in June 2004 as a Class II director, Mr. Lane was appointed to the Board of Director in February 2005 as a Class I director and Mr. Ravich was appointed to the Board of Directors in June 2006 as a Class III director.

The Class I directors’ terms will expire at the annual meeting to be held subsequent to the fiscal year ended September 30, 2006. The Class II directors’ terms were set to expire at the annual meeting to be held subsequent to the fiscal year ended September 30, 2004. However, no annual meeting was held subsequent to the fiscal year ended September 30, 2004. The Class III director's term will expire at the annual meeting to be held subsequent to the fiscal year ended September 30, 2005.

Messrs. Diamond and Weingarten have each tendered their resignations as officers of the Company and each of its subsidiaries, effective as of August 31, 2006 or earlier if requested by the Company’s Board of Directors. Mr. Diamond will continue to serve as the Company’s Chairman of the Board of Directors. The Board of Directors anticipates filling these executive positions concurrent with their vacancy and in any event on or before August 31, 2006.

The Board of Directors has established Audit, Compensation and Stock Option Committees. Messrs. Byer and Fritz currently serve on the Audit, Compensation and Stock Option Committees. The Board of Directors is currently contemplating reconfiguring its committee membership to more fully comply with various regulatory requirements.

Due to the delay in finalizing the Company's audited financial statements for the fiscal year ended September 30, 2005, the Company has not been able to acquire an audit committee financial expert to serve on its Audit Committee. The Company intends to attempt to add a qualified board member to serve as an audit committee financial expert in the future.

The following is a brief summary of the background of the Company's directors and executive officers.

Directors

Jonathan V. Diamond. Mr. Diamond has served as Chairman of the Board and Chief Executive Officer of the Company since January 30, 2003. Mr. Diamond previously served as a director from April 4, 2001 to December 2, 2002, and as interim Chief Executive Officer from August 17, 2002 to December 2, 2002. From September 2003 to the present, he has served as the Chief Executive Officer and a director of ARTISTdirect, Inc., a publicly traded digital media entertainment company. He was the co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer through its 1999 merger with CDnow, Inc., an e-commerce company. He continued to serve as Chairman of the combined company until its sale to Bertelsmann Music Group in August 2000. Mr. Diamond was a founder of GRP Records, an independent music label acquired by MCA in 1990. Mr. Diamond holds an M.B.A. from the Columbia University Graduate School of Business and a B.A. in Economics and Music from the University of Michigan Honors College. Mr. Diamond has resigned from all executive positions that he holds in the Company and its subsidiaries, effective as of August 31, 2006, or earlier if requested by the Board of Directors. Mr. Diamond will continue to serve as the Company's Chairman of the Board.

Hal G. Byer. Mr. Byer has served as a director of the Company since January 30, 2003. Mr. Byer joined Libra Securities, LLC ("Libra Securities"), a broker-dealer registered with the Securities and Exchange Commission and an NASD member, in May 2001, and has been a Senior Vice President since January 2002. From 1995 to 2003, Mr. Byer was Chief Executive Officer of Byer Distributing Co., a snack food distribution company. From 2000 to 2003, Mr. Byer was also the Chief Operating Officer of eGreatcause.com, an internet start-up involved in fundraising for charitable and non-profit organizations that is no longer active.

Robert Scott Fritz. Mr. Fritz has served as a director of the Company since January 30, 2003. Mr. Fritz is the president and owner of Robert Fritz and Sons Sales Company, a food broker and paper distributor located in New Jersey, and has operated in that capacity since 1976.

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

James N. Lane.  Mr. Lane has served as a director of the Company since February 15, 2005.  He has also been a director of ARTISTdirect, Inc., a publicly traded digital media entertainment company, since May 2005.  Mr. Lane has been Managing Partner of Devonwood Capital Partners LLC, a private equity firm, since 2002, a Senior Advisor to Ripplewood Holdings LLC, a private equity firm, since September 2005 and also Chairman of NanoHoldings, LLC, a nanotechnology venture fund, since July 2005.  From 1997 to 2002, Mr. Lane served as Chairman and CEO of SG Capital Partners, a private equity firm affiliated with Societe General and SG Cowen Securities.  Prior to establishing SG Capital Partners, Mr. Lane’s career spanned approximately twenty years at Goldman Sachs & Co. where he was a General Partner and a founding member of the firm’s private equity business. Mr. Lane received a B.A. degree from Wheaton College and a M.B.A. from Columbia University.

Jess M. Ravich.  Mr. Ravich has served as a director of the Company since June 26, 2006. Mr. Ravich is the Chairman and Chief Executive Officer of Libra Securities, a Los Angeles based investment banking firm that focuses on capital raising and financial advisory services for middle market corporate clients and the sales and trading of debt and equity securities for institutional investors. Prior to founding Libra Securities in 1991, Mr. Ravich was an Executive Vice President at Jefferies & Co., Inc. and a Senior Vice President at Drexel Burnham Lambert. Mr. Ravich serves on the board of directors of Cherokee Inc. and Continental AFA Dispensing Company and on the board of managers of OpBiz, LLC. In addition to his professional responsibilities, Mr. Ravich is also on the Undergraduate Executive Board of the Wharton School and the Board of Trustees of the Archer School for Girls.

Other Executive Officer

Robert N. Weingarten. Mr. Weingarten was appointed Chief Financial Officer of the Company on February 6, 2003. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 2004 to present, he has served as the Chief Financial Officer and Secretary of ARTISTdirect, Inc., a publicly traded digital media entertainment company. Since 1979, Mr. Weingarten has served as a consultant to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received an M.B.A. Degree in Finance from the University of Southern California in 1975 and a B.A. Degree in Accounting from the University of Washington in 1974. Mr. Weingarten currently serves as a director of Resource Ventures, Inc., a non-trading public company.  Mr. Weingarten has resigned as Chief Financial Officer and Secretary of the Company and its subsidiaries, effective as of August 31, 2006, or earlier if requested by the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended September 30, 2005, all Forms 3, 4 and 5 were filed on a timely basis for the Company's executive officers and directors. To the knowledge of the Company, Joseph Corso, Jr., a beneficial owner of more than 10% of the Company’s common stock who reports his stock ownership on Schedule 13g, has never filed a Form 3, 4 or 5 in connection with his stock holdings in the Company.

Family Relationships among Directors and Executive Officers

There were no family relationships among directors and executive officers during the fiscal year ended September 30, 2005.

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

Changes in Procedures to Nominate Directors

Since the date of the Company’s last disclosures pursuant to Item 7(d)(2)(ii)(G) of Schedule 14A of the Securities Exchange Act of 1934, as amended, there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued by the Company to the named executive officers for services rendered during the last three fiscal years. No other executive officers received total annual compensation exceeding $100,000 during such fiscal years.

Annual Compensation	Long-Term Compensation
						Securities Underlying Options/SARs	All Other Compensation
	Year	Salary			Bonus
Jonathan V. Diamond Chairman of the Board and Chief Executive Officer (1)	2005 2004 2003	$ $ $	120,000 120,000 98,000		0 0 0	0 50,000 300,000	$0 0 11,000	(5)
Robert N. Weingarten Chief Financial Officer and Secretary (3)	2005 2004 2003	$ $ $	60,000 85,000 90,000	(6) (6) (6)	0 0 0	0 0 175,000	0 0 0
Harlan Peltz Former Chief Corporate Strategist and Chairman (4)	2003		$135,417	(2)	0	0	0

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

(2) Mr. Peltz's compensation is calculated for the period July 1, 2002 through January 24, 2003.

(3) Mr. Weingarten has served as Chief Financial Officer since February 6, 2003.

(4) Mr. Peltz's employment with the Company terminated on January 24, 2003.

(5) Pursuant to Mr. Diamond's agreement with the Company, the Company recorded a liability for $11,000 at September 30, 2003, to be used as a credit against the exercise price of any of Mr. Diamond's stock options in the future.

(6) Mr. Weingarten was compensated at an effective rate of $120,000 per annum during the fiscal year ended September 30, 2003. Mr. Weingarten's compensation decreased to an effective rate of $60,000 per annum effective March 1, 2004, as a result of the sale of the assets and operations of the Company's Beyond the Wall, Inc. subsidiary in February 2004. Mr. Weingarten’s annual salary was adjusted to $102,000 effective November 1, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2005 with respect to the Company's executive officers and the fiscal year-end value of unexercised options. No options were granted to, or exercised by any of the Company's executive officers during the fiscal year ended September 30, 2005.

	Number of Securities Underlying Unexercised Options at September 30, 2005		Value of Unexercised In-The-Money Options at September 30, 2005 (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jonathan V. Diamond	430,404	—	$18,000	—
Robert N. Weingarten	175,000	—	$10,500	—

(1) Based on September 30, 2005 closing stock price of $0.10 per share.

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

As of June 27, 2006, the Company was authorized to issue options to purchase 5,000,000 shares of common stock under the 2000 Plan, of which options to purchase 1,605,404 shares were outstanding and options to purchase 3,394,596 shares of common stock were available for future grants.

Director Compensation

The Company has no standard arrangements for compensation of directors. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board meetings.

In February 2005, the Company issued options to purchase an aggregate of 200,000 shares of common stock to Mr. Lane, exercisable at the fair market value of $0.30 per share for a period of seven years. The option fully vested in February 2006.

In June 2006, the Company issued options to purchase an aggregate of 200,000 shares of common stock to Mr. Ravich, exercisable at the fair market value of $0.12 per share for a period of seven years. The option vests over twelve months in equal monthly installments.

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Company does not have any employment contracts, termination of employment or change in control arrangements with its current officers.

Long-Term Incentive Plans

The Company does not have any long-term incentive plans.

Meetings and Committees of the Board of Directors

The Board of Directors held 6 meetings and took 7 actions by written consent during the fiscal year ended September 30, 2005. The Board has an Audit Committee, a Compensation Committee and a Stock Option Committee. Each Director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such Director served during the fiscal year ended September 30, 2005.

The Audit Committee was created to review, act on and report to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the independent auditors and the Company's accounting practices. The members of the Audit Committee are Messrs. Byer and Fritz, each non-employee directors of the Company. During the fiscal year ended September 30, 2005, the Audit Committee did not meet as a separate entity, rather all auditing and accounting matters were discussed and acted upon by the full Board of Directors.

The Company does not currently have an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, as amended, serving on its Audit Committee. The Company intends to attempt to add a qualified board member to serve as an "audit committee financial expert" in the future.

The Compensation Committee reviews and approves the compensation and benefits of its key executive officers, administers its employee benefit plans and makes recommendations to the Board regarding such matters. The members of the Compensation Committee are Messrs. Byer and Fritz. The Compensation Committee did not hold any meetings during the fiscal year ended September 30, 2005.

The Stock Option Committee reviews and approves the options that are issued pursuant to the 2000 Stock Option Plan, unless such stock options are approved by the Board of Directors. The members of the Compensation Committee are Messrs. Byer and Fritz. The Stock Option Committee did not hold any meetings during the fiscal year ended September 30, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 27, 2006, the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each of the Company's current executive officers, and (iv) all directors and executive officers as a group. As of June 27, 2006, the Company had 39,242,251 shares of common stock issued and outstanding, which was the only class of voting securities authorized or outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o YouthStream Media Networks, Inc., 244 Madison Avenue, PMB #358, New York, New York 10016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Executive Officers and Directors:

Jonathan V. Diamond	1,560,404(2)	3.88%

Robert N. Weingarten	175,000(3)	0.44%

Robert Scott Fritz 711 Sycamore Avenue Red Bank, NJ 07701	200,000(4)	0.51%

Hal G. Byer c/o Libra Securities, LLC 11766 Wilshire Boulevard, Suite 870 Los Angeles, CA 90025	200,000(5)	0.51%

Patrick J. Panzarella 820 Manhattan Avenue, Suite 104 Manhattan Beach, CA 90266	200,000(6)	0.51%

James N. Lane c/o Ripplewood Holdings LLC One Rockefeller Plaza, 32nd Floor New York, NY 10020	200,000(7)	0.51%

Jess M. Ravich c/o Libra Securities, LLC 11766 Wilshire Boulevard, Suite 870 Los Angeles, CA 90025	2,393,332(8)	6.02%

All executive officers and directors as a group (6 persons)	4,928,736(9)	11.82%

5% Stockholders:

Joseph Corso Jr. 167 Zock Road Cuddlebackville, NY 12729	5,466,213(10)	13.93%

(1) Shares of common stock subject to options currently exercisable or exercisable within 60 days of June 27, 2006 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 930,404 shares issuable upon exercise of options and warrants.

(3) Consists of 175,000 shares issuable upon exercise of options.

(4) Consists of 200,000 shares issuable upon exercise of options.

(5) Consists of 200,000 shares issuable upon exercise of options.

(6) Consists of 200,000 shares issuable upon exercise of options.

(7) Consists of 200,000 shares issuable upon exercise of options.

(8) Includes 1,860,000 shares held by the Ravich Revocable Trust of 1989 (the “Ravich Trust"), 500,000 shares issuable upon exercise of warrants issued to the Ravich Trust and 33,332 shares issuable to Mr. Ravich within 60 days upon exercise of an option.

(9) Includes 2,438,736 shares issuable upon exercise of options and warrants.

(10) Reflects amount derived from this person's Schedule 13G as filed with the Securities and Exchange Commission on May 9, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The information required herein is contained in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS”.

Changes in Control

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliate Loans

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes were subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received from the sale of the assets and operations of Beyond the Wall in February 2004 and any tax sharing payments under the Tax Sharing Agreement, as described below. The Company repaid the notes payable to directors for the proceeds of the settlement of the Beyond the Wall note receivable, which were received on September 30, 2005.

Investment in KES Holdings and Acquisition of Steel Mini-Mill

In September 2003, YouthStream invested $125,000 to acquire a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware corporation ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the “Mill”). On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the Mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000, which was funded through the capital contributions of the members of KES Holdings. Members’ capital contributions were also used for start-up costs, working capital purposes and payment of deferred maintenance of the Mill. KES had ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

On March 9, 2005, YouthStream completed the acquisition of KES Acquisition (the "Acquisition"), which was deemed effective March 1, 2005. Pursuant to definitive agreements executed with KES Holdings and Atacama Capital Holdings, Ltd., a British Virgin Islands company ("Atacama", and together with KES Holdings, collectively, the "Sellers"), YouthStream, through its newly-formed subsidiary, YouthStream Acquisition Corp., a Delaware corporation ("Acquisition Corp."), acquired 100% of the membership interests of KES Acquisition by acquiring (i) a 37.45% membership interest from KES Holdings and (ii) all of the capital stock of Atacama KES Holding Corporation, a wholly-owned subsidiary of Atacama (“Atacama KES”) and the owner of the remaining 62.55% membership interest in KES Acquisition. As consideration for the Acquisition, Acquisition Corp. issued to the Sellers (i) $40,000,000 in promissory notes (the “Notes”), (ii) 25,000 shares of 13% Series A Non-Convertible Preferred Stock with an aggregate liquidation value of $25,000,000 (the “13% Series A Preferred Stock”) and (iii) 100% of its authorized shares of Series B Non-Voting Common Stock. With respect to the $65,000,000 of purchase consideration, $19,000,000 of the Notes and $10,000,000 of the 13% Series A Preferred Stock were issued to KES Holdings, and $21,000,000 of the Notes and $15,000,000 of the 13% Series A Preferred Stock were issued to Atacama. YouthStream also contributed an aggregate of $500,000 of cash to Acquisition Corp. as consideration for the issuance by Acquisition Corp. of 100% of its Series A Voting Common Stock. In addition, YouthStream will periodically be required to purchase shares of Series B Preferred Stock of Acquisition Corp. in amounts equal to distributions it receives on its KES Holdings membership interest.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC ("Libra/KES"), the Manager of KES Holdings, and has an economic interest in KES Holdings through his relationship with Libra Securities. Jess M. Ravich, a director of YouthStream effective June 26, 2006, is a principal of Libra/KES. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in KES Holdings. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan in connection with his election to the Board. Through his positions at Libra/KES, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Securities Holdings, LLC, the parent of Libra Securities, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

This transaction is more fully described at “ITEM 1. DESCRIPTION OF BUSINESS - Acquisition of Steel Mini-Mill”.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
3.2
Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed May 27, 1998).
3.4	Certificate of Designation for Preferred Stock of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 99.3 to the Company's Form 8K filed February 7, 2003).

Exhibit No.	Description
3.5
Certificate of Correction to the Certificate of Designation of Series A Preferred Stock of YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Amended Form 10-K/A, filed March 5, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
3.7	Bylaws (incorporated by reference to Exhibit 4.2 to YouthStream's Registration Statement on Form S-8, Registration No. 333-32022, filed on March 9, 2000).
3.8	Amendment to Bylaws (incorporated by reference to Exhibit 3.8 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
4.2	Underwriter's Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
10.1	Employment Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).
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

10.16	Placement Manager Agreement (incorporated by reference to Exhibit 10.17 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).
10.17	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998).

Exhibit No.	Description
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

Exhibit No.	Description
10.39	Non-Qualified Stock Option Agreement of James G. Lucchesi dated June 20, 2000 (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KSB filed September 27, 2000).
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

10.57	Letter by Libra Securities, LLC. (incorporated by reference to Exhibit 99.7 to the Company's Form 8K filed February 7, 2003)
10.58	Existing Director Release to YouthStream Media Networks, Inc. (incorporated by reference to Exhibit 99.8 to the Company's Form 8K filed February 7, 2003).

Exhibit No.	Description
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

10.78	Asset Purchase Agreement, by and among Beyond the Wall, Inc., Clive Corporation, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 11, 2004).

Exhibit No.	Description
10.79	Agreement of Sale between Beyond the Wall, Inc. and 1903 West Main Street Realty Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 11, 2004).
10.80	Secured Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 11, 2004).
10.81
Securities Purchase Agreement, dated as of February 25, 2005, by and among YouthStream Media Networks, Inc., YouthStream Acquisition Corp., KES Holdings, LLC and Atacama Capital Holdings, Ltd. (incorporated by reference to Exhibit 10.81 to the Company’s Form 8-K, filed March 14, 2005).

10.82
Note Purchase Agreement, dated as of February 25, 2005, and among YouthStream Media Networks, Inc., YouthStream Acquisition Corp., KES Holdings, LLC and Atacama Capital Holdings, Ltd. (incorporated by reference to Exhibit 10.82 to the Company’s Form 8-K, filed March 14, 2005).

10.83
Amended and Restated Management Services Agreement, February 28, 2005, by and between KES Acquisition Company, LLC and Pinnacle Steel, LLC. (incorporated by reference to Exhibit 10.83 to the Company’s Form 8-K, filed March 14, 2005).

10.84
Form of YouthStream Acquisition Corp. 8.0% Subordinated Secured Note Due February 28, 2015 in favor of KES Holdings, LLC (incorporated by reference to Exhibit 10.84 to the Company’s Form 8-K, filed March 14, 2005).

10.85
Form of YouthStream Acquisition Corp. 8.0% Subordinated Secured Note Due February 28, 2015 in favor of Atacama Capital Holdings, Ltd. (incorporated by reference to Exhibit 10.85 to the Company’s Form 8-K, filed March 14, 2005).

10.86
Form of YouthStream Media Networks, Inc. Limited Guaranty and Pledge Agreement in favor of Atacama Capital Holdings, Ltd. (incorporated by reference to Exhibit 10.86 to the Company’s Form 8-K, filed March 14, 2005).

10.87
Form of YouthStream Media Networks, Inc. Limited Guaranty and Pledge Agreement in favor of KES Holdings, LLC (incorporated by reference to Exhibit 10.87 to the Company’s Form 8-K, filed March 14, 2005).

10.88
Loan and Security Agreement dated as of March 24, 2004, as amended, between General Electric Capital Corporation and KES Acquisition Company, LLC (incorporated by reference to Exhibit 10.88 to the Company’s Form 10-QSB, filed July 18, 2005).

10.89	Letter Agreement, dated July 14, 2005, regarding 8% subordinated secured promissory notes (incorporated by reference to Exhibit 10.88 to the Company’s Form 10-QSB, filed July 18, 2005).
10.90	Form of Promissory Note dated September 27, 2005 in the principal amount of $12,500 (incorporated by reference to Exhibit 10.90 to the Company’s Form 10-QSB, filed October 4, 2005).
10.91
Payoff and Settlement Agreement, dated September 30, 2005, by and among YouthStream Media Networks, Inc., Beyond the Wall, Inc., 1903 West Main Street Realty Management, LLC and Clive Corporation, Inc. (incorporated by reference to Exhibit 10.91 to the Company’s Form 10-QSB, filed October 4, 2005).

10.92	Letter Agreement dated September 23, 2005 regarding 8% Subordinated Secured Promissory Notes (incorporated by reference to Exhibit 10.92 to the Company’s Form 10-QSB, filed October 4, 2005).
10.93*	Letter Agreement dated April 11, 2006 regarding 8% Subordinated Secured Promissory Notes.
10.94*	Form of YouthStream Acquisition Corp. 8.0% Promissory Note Due February 27, 2007 in favor of KES Holdings, LLC.
10.95*	Form of YouthStream Acquisition Corp. 8.0% Promissory Note Due February 27, 2007 in favor of Atacama Capital Holdings, Ltd.
10.96*	Amendment No. 11 to Loan and Security Agreement, dated October 31, 2005, among General Electric Capital Corporation, KES Acquisition Company, LLC, Atacam KES Holdings Corporation and Youthstream Acquisition Corp.
14.1	Code of Ethics—CEO (incorporated by reference to Exhibit 14.1 to the Company’s Amended Form 10-K/A, filed March 5, 2004).
14.2	Code of Ethics—CFO (incorporated by reference to Exhibit 14.2 to the Company’s Amended Form 10-K/A, filed March 5, 2004).
21*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO
31.2*	Certification of CFO
32*	Certification of CEO and CFO

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees

Weinberg & Company, P.A. ("Weinberg") was the Company's independent registered public accounting firm for the fiscal years ended September 30, 2005 and 2004. Services provided to the Company by Weinberg with respect to the fiscal year ended September 30, 2005 consisted of the audit of the Company's consolidated financial statements and limited reviews of the condensed consolidated financial statements included in Form 10-QSB Quarterly Reports; total fees and expenses with respect thereto aggregated approximately $174,000. Services provided to the Company by Weinberg with respect to the fiscal year ended September 30, 2004 consisted of the audit of the Company’s consolidated financial statements and limited reviews of the condensed consolidated financial statements included in Form 10-Q Quarterly Reports; total fees and expenses with respect thereto aggregated approximately $114,000. During the fiscal years ended September 30, 2005 and 2004, Weinberg also provided certain services with respect to the audits of KES Acquisition, LLC and predecessor entities aggregating approximately $192,000 and $13,000, respectively.

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

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
YouthStream Media Networks, Inc.

We have audited the accompanying consolidated balance sheets of YouthStream Media Networks, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YouthStream Media Networks, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $3,430,562 and a negative cash flow from operating activities of $4,300,395 for the year ended September 30, 2005, and had an accumulated deficit of $347,265,398 and a stockholders' deficiency of $79,600,350 at September 30, 2005. As of September 30, 2005, the Company had insufficient capital to fund all of its obligations on a consolidated basis. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.

Certified Public Accountants
Los Angeles, California
May 18, 2006, except for Note 8, as to which the date is June 26, 2006

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$998,835	$674,880
Current portion of note receivable, including accrued interest	---	242,189
Accounts receivable, less allowance for doubtful accounts of $747,399	14,668,539	---
Inventories	17,880,805	---
Prepaid expenses and other current assets	2,167,382	16,624
Total current assets	35,715,561	933,693

Property, plant and equipment	6,630,012	140,068
Less accumulated depreciation and amortization	(1,062,267)	(114,658)
Property, plant and equipment, net	5,567,745	25,410

Other assets:
Note receivable, including accrued interest, less current portion	---	245,465
Deferred loan costs, net of amortization of $438,913	422,913	---
Deposits	216,035	---
Deferred costs related to KES acquisition	---	175,144
Investment in KES Holdings	---	125,000
Total other assets	638,948	545,609
Total assets	$41,922,254	$1,504,712

(continued)

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
SEPTEMBER 30, 2005 AND 2004

	2005	2004

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$9,008,612	$910,074
Accrued expenses	2,048,481	396,654
Accrued interest payable:
12% subordinated promissory notes payable to related parties	1,085,753	---
Notes payable to directors	50,000	---
Secured line of credit	19,009,379	---
Current portion of equipment contract payable	77,091	---
Current portion of capital lease obligation	372,256	---
Liabilities related to discontinued operations	2,984,660	3,012,386
Total current liabilities	34,636,232	4,319,114

Non-current liabilities:
Accrued interest payable:	---	67,419
4% note payable to investor	107,419	---
8% subordinated promissory notes payable to related parties	1,852,384	---
4% note payable to related party, plus cumulative interest of $952,775	3,952,775	3,952,775
4% note payable to investor, net of unamortized discount	964,194	961,436
8% subordinated secured promissory notes payable to related parties	39,493,000	---
12% subordinated promissory notes payable to related parties	7,000,000	---
Equipment contract payable, less current portion	172,714	---
Capital lease obligation, less current portion	1,312,064	---
Deferred rent	144,360	---

Preferred stock of subsidiary subject to mandatory redemption; issued and outstanding at September 30, 2005 - 24,733 shares of Series A 13% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $1,000.00 per share, plus cumulative dividends of $1,885,129	26,618,129	---
Preferred stock subject to mandatory redemption; issued and outstanding at September 30, 2005 and 2004 - 1,000,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends of $1,269,333	5,269,333	5,269,333

Minority interest - related parties	---	---
Total liabilities	121,522,604	14,570,077

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued and outstanding at September 30, 2005 and 2004 - 1,000,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)
	---	---
Common stock, $0.01 par value; authorized - 100,000,000 shares; issued - 39,849,751 shares; outstanding - 39,242,251 shares at September 30, 2005 and 2004	398,486	398,486
Additional paid-in capital	268,096,138	331,200,561
Accumulated deficit	(347,265,398)	(343,834,836)
Treasury stock - 607,500 shares, at cost	(829,576)	(829,576)
Total stockholders’ deficiency	(79,600,350)	(13,065,365)
Total liabilities and stockholders’ deficiency	$41,922,254	$1,504,712

See accompanying notes to consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

NET SALES	$69,182,475	$	---

COSTS AND EXPENSES
Cost of sales	62,939,014		---
Selling	735,381		---
General and administrative	2,816,125		1,090,256
	66,490,520		1,090,256
Income (loss) from operations	2,691,955		(1,090,256)

OTHER INCOME (EXPENSE)
Interest income	45,542		49,566
Interest expense: 13% Series A Preferred Stock	(1,885,129)		---
Notes payable to related parties	(2,344,877)		---
Other	(1,377,448)		(41,509)
Transaction costs related to KES acquisition	(1,171,406)		---
Gain on settlement of compensation obligations	225,948		---
Other income (expense), net	(46,078)		---
Other income (expense), net	(6,553,448)		8,057

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(3,861,493)		(1,082,199)
Income tax benefit	---		88,372
LOSS BEFORE MINORITY INTEREST	(3,861,493)		(993,827)

MINORITY INTEREST - related parties	430,931		---
LOSS FROM CONTINUING OPERATIONS	(3,430,562)		(993,827)

LOSS FROM DISCONTINUED OPERATIONS
Discontinued operations	---		(550,072)
Disposal of discontinued operations	---		(821,721)
LOSS FROM DISCONTINUED OPERATIONS	---		(1,371,793)

NET LOSS	$(3,430,562)		$(2,365,620)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Loss from continuing operations	$(0.09)		$(0.03)
Loss from discontinued operations	---		(0.01)
Loss on disposal of discontinued operations	---		(0.02)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.09)		$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	39,242,251		39,242,251

See accompanying notes to consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances at September 30, 2003	39,849,751	$398,486	$331,200,561	$(341,469,216)	$(829,576)	$(10,699,745)
Net loss	--	--	--	(2,365,620)	--	(2,365,620)
Balances at September 30, 2004	39,849,751	398,486	331,200,561	(343,834,836)	(829,576)	(13,065,365)
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor company’s basis	--	--	(63,104,423)	--	--	(63,104,423)
Net loss	--	--	--	(3,430,562)	--	(3,430,562)
Balances at September 30, 2005	39,849,751	$398,486	$268,096,138	$(347,265,398)	$(829,576)	$(79,600,350)

See accompanying notes to consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,430,562)	$(2,365,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	---	550,072
Loss on disposal of discontinued operations	---	821,721
Net change in liabilities related to discontinued operations	(27,726)	(206,619)
Depreciation and amortization	427,993	19,921
Amortization of original issue discount on subordinated notes payable	2,758	1,509
Amortization of deferred loan costs	207,445	---
Write-off of fixed assets	20,430	---
Write-off of costs related to KES acquisition	362,846	---
Gain on settlement of compensation obligations	(225,948)	---
Loss on settlement of BTW note	22,732	---
Minority interest - related parties	(430,931)	---
Changes in operating assets and liabilities, net of effect of KES acquisition:
(Increase) decrease in -
Accounts receivable, net	(4,215,054)	---
Inventories	881,413	---
Accrued interest receivable	(41,227)	(44,454)
Prepaid expenses	(1,246,487)	170,998
Increase (decrease) in -
Accounts payable	(1,467,789)	51,831
Accrued interest payable	4,270,006	40,000
Accrued expenses	610,759	59,199
Deferred rent	(21,053)	---
NET CASH USED IN OPERATING ACTIVITIES	(4,300,395)	(901,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of BTW assets	---	820,000
Principal and interest payments on BTW note receivable	506,149	400,000
Deferred costs related to KES transaction	---	(175,144)
NET CASH PROVIDED BY INVESTING ACTIVITIES	506,149	1,044,856

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under secured line of credit	3,389,284	---
Proceeds from notes payable	50,000	---
Principal payments on equipment contract payable and capital lease obligation	(234,277)	---
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,205,007	---

NET CASH PROVIDED BY (USED IN) OPERATING, INVESTING AND FINANCING ACTIVITIES	(589,239)	143,414

CASH ACQUIRED IN CONNECTION WITH KES ACQUISITION	913,194	---

CASH AND CASH EQUIVALENTS
Net increase	323,955	143,414
Balance at beginning of year	674,880	531,466
Balance at end of year	$998,835	$674,880

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for -
Interest		$1,334,690	$	---
Income taxes	$	---	$	---

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in connection with acquisition of KES Acquisition Company, LLC		$24,733,000	$	---
Notes payable issued in connection with acquisition of KES Acquisition Company, LLC		$39,493,000	$	---
Non-cash assets acquired in connection with acquisition of KES Acquisition Company, LLC		$37,019,827	$	---
Liabilities assumed in connection with acquisition of KES Acquisition Company, LLC		$36,255,513	$	---
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor’s basis		$63,104,423	$	---
Loan fees capitalized and added to secured line of credit		$125,000	$	---

See accompanying notes to consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

1. Organization and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. (“YouthStream”), and its direct and indirect wholly and majority-owned subsidiaries: Network Event Theater, Inc. (“NET”), American Passage Media, Inc. (“American Passage”), Beyond the Wall, Inc. (“Beyond the Wall” or “BTW”), and W3T.com, Inc. (“Teen.com”) (all inactive); and, commencing March 1, 2005, YouthStream Acquisition Corp. (“Acquisition Corp.”), Atacama KES Holding Corporation (“Atacama KES”) and KES Acquisition Company, LLC (“KES Acquisition”) (see Note 3) (collectively, the “Company”).

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany items and transactions have been eliminated in consolidation.

On February 25, 2004, the Company sold the assets and operations of its Beyond the Wall subsidiary. Beyond the Wall had been engaged in the sale of decorative wall posters through on-campus sales events, retail stores and internet sales, primarily to teenagers and young adults. During the period from October 1, 2003 through February 25, 2004, Beyond the Wall operated 17 stores in 12 states, plus Washington, D.C., throughout the East and mid-West, as well as a warehouse and distribution center in Stroudsburg, Pennsylvania, and was the Company’s only revenue-generating business operation. The consolidated financial statements for the year ended September 30, 2004 present Beyond the Wall’s operations as a discontinued operation as a result of the disposal of its assets and operations on February 25, 2004 (see Note 4).

Commencing March 1, 2005, the Company has included the operations of a steel mini-mill located in Ashland, Kentucky, which represents the only business segment in which the Company currently operates, in its consolidated financial statements (see Note 3).

Going Concern

The Company has incurred recurring operating losses since its inception. The Company incurred a net loss of $3,430,562 and a negative cash flow from operating activities of $4,300,395 for the year ended September 30, 2005, and had an accumulated deficit of $347,265,398 and a stockholders' deficiency of $79,600,350 at September 30, 2005. As of September 30, 2005, the Company had insufficient capital to fund all of its obligations on a consolidated basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky (see Note 3). The Company utilized substantially all of its available cash resources to fund such acquisition and will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES (see Note 3). In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and until recently has incurred losses. For the year ended September 30, 2005, operating income was $2,691,955 (which included the operations of the steel mini-mill for the seven month period March through September 2005), exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a secured line of credit with General Electric Capital Corporation to fund its separate operations. As a result of improved operating performance of the steel mini-mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

Based on its current level of operations, the Company believes that its current cash resources provided by operations and the secured line of credit will be adequate to fund its operations through September 30, 2006. However, to the extent the Company’s estimates are inaccurate or its assumptions are incorrect, the Company may not have sufficient cash resources to fund its operations. In such event, the Company may have to consider a formal or informal restructuring or reorganization, including a sale or other disposition of its assets.

The Company’s management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties.  However, there can be no assurances that such efforts will ultimately be successful.  The Company may finance any acquisitions through a combination of debt and/or equity securities.

2. Significant Accounting Policies

Cash and Cash Equivalents

Cash and equivalents include all cash, demand deposits and money market accounts with original maturities of three months or less.

Accounts Receivable

The Company grants credit to its customers generally in the form of short-term trade accounts receivable. Management evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. When appropriate, management provides for probable uncollectible amounts through a provision for doubtful accounts and an adjustment to a valuation allowance. Management reviews and adjusts this allowance periodically based on the aging of accounts receivable balances, historical write-off experience, customer concentrations, customer creditworthiness, and current industry and economic trends. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

Inventories are comprised of raw materials (consisting of billets and scrap metal), semi-finished goods and finished goods. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market. The average cost of the billets and scrap metal is adjusted periodically to reflect current changes in cost inputs.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for routine maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals and improvements, which extend the useful life of an asset, are capitalized. Certain equipment held under capital lease is classified as property, plant and equipment, and the related obligation is recorded as a liability. Lease amortization is included in depreciation expense.

Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 20 years for machinery and equipment, and 20 to 40 years for buildings and improvements. Equipment under capital lease is amortized using the straight-line method over the primary lease term.

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

Deferred Acquisition Costs

Deferred acquisition costs related to pending transactions are accounted for as part of the purchase consideration if and when the transaction is completed. If the Company does not complete the transaction, those costs are charged to operations in the period that the Company’s efforts to complete the transaction are terminated.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occur either upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

Shipping and Handling Fees and Costs

In accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, shipping and handling fees and costs billed to customers are included in net sales, and the actual costs incurred by the Company are included in cost of sales.

Operating Leases

Leases where substantially all the risks and rewards of ownership of the assets remain with the leasing company are accounted for as operating leases. Rent payable under operating leases is recorded as an operating cost in the statement of operations on a straight-line basis over the lease terms.

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

Discontinued Operations

The Company has accounted for the operations of its Beyond the Wall subsidiary as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 4).

Asset Retirement Obligations

The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

All material environmental remediation liabilities for non-capital expenditures, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required which affect the total cost.

Self-Insurance

KES Acquisition is self-insured for health care costs up to $25,000 per subscriber annually. Insurance coverage is carried for risks in excess of this amount. During 2005, KES Acquisition recognized self-insured health care expense of approximately $1,063,000. At September 30, 2005, estimated claims incurred but not reported were approximately $321,000, which are included in accrued liabilities in the consolidated balance sheet at such date.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable to directors, and secured line of credit as of September 30, 2005 approximates their respective fair values due to the demand or short-term nature of those instruments and their underlying liquidity. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

All long-term debt and preferred stock classified as long-term debt are presented at face value plus accrued interest and dividends through the due date.

Concentrations

The Company’s cash balances exceeded federally-insured levels at September 30, 2005. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located in the United States, as a result of which the Company believes that it had nominal risk with respect to its concentration of balances in cash and cash equivalents at such date.

During 2005, the Company had two suppliers that accounted for approximately 65% of raw materials purchases, one providing approximately 37% and the other providing approximately 28%, of which $2,634,161 was included in accounts payable at September 30, 2005. During 2005, the Company had two customers that each accounted for 4% or more of net sales (aggregate 9%), of which $4,352,730 was included in accounts receivable at September 30, 2005.

Information with respect to the year ended September 30, 2005 relating to KES Acquisition reflects only the seven-month period in which KES Acquisition has been included in the Company’s consolidated results of operations.

Net Loss Per Share

The Company calculates net loss per share as required by SFAS No. 128, "Earnings per Share". Basic income (loss) per share excludes any dilution for common stock equivalents and is computed by dividing net loss by the weighted average number of common shares outstanding during the relevant period. Diluted income (loss) per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted income (loss) per share does not consider such dilution if its effect would be anti-dilutive (i.e., to increase income per share or decrease loss per share). Accordingly, basic and diluted loss per share is the same for all periods presented.

Securities entitling the holder thereof to acquire shares of common stock that have been excluded from the calculation of diluted loss per share due to their anti-dilutive effect are as follows at September 30, 2005 and 2004:

	2005	2004

Stock options	1,405,404	1,205,404
Common stock purchase warrants	1,000,000	1,000,000

Stock-Based Compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complies with the disclosure requirements of SFAS No. 123 (as modified by SFAS No. 148), “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

The Company recognizes compensation expense related to variable awards in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). For fixed awards, the Company recognizes expense over the vesting period or the period of service.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company was required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.

Public companies are permitted to adopt the requirements of SFAS No. 123R using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS No. 123R effective January 1, 2006 and will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Although the expense for stock options that may be vested or granted in future periods cannot be determined at this time due to the uncertainty of the vesting or timing of future grants, the Company’s future stock price, and the related fair value calculation, the adoption of SFAS No. 123R could have a material effect on the Company’s future financial statements.

Pro forma information regarding net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model. The assumptions used in the model and the weighted-average assumptions for the years ended September 30, 2005 and 2004 are as follows:

	2005	2004

Risk-free interest rate	4.50%	4.00%
Dividend yield	0%	0%
Volatility factor	118.5%	100.2%
Average life (years)	7.0	7.0
Weighted average fair value of options	$0.1225	$0.156

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s pro forma information for the years ended September 30 2005 and 2004 is summarized as follows:

	2005	2004

Net loss - as reported	$(3,430,562)	$(2,365,620)
Add: Total stock-based compensation expense included in reported net loss	---	---
Less: Total stock-based compensation expense determined under fair value method for all awards not charged to operations	(24,500)	(39,000)
Net loss - pro forma	$(3,455,062)	$(2,404,620)

Basic and diluted net loss per common share:
As reported	$(0.09)	$(0.06)

Pro forma	$(0.09)	$(0.06)

Comprehensive Income (Loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have any items of comprehensive income (loss) for the years ended September 30, 2005 and 2004.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassification

Certain 2004 amounts have been reclassified to conform to the presentation in 2005.

Recent Accounting Pronouncements and Developments

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 151 effective October 1, 2005. The adoption of SFAS No. 151 did not have any impact on the Company’s financial statement presentation or disclosures.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 153 effective July 1, 2005. The adoption of SFAS No. 153 did not have any impact on the Company’s financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt the provisions of SFAS No. 154 effective October 1, 2006. The adoption of SFAS No. 154 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

On September 22, 2005, the Securities and Exchange Commission (“SEC”) issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending September 30, 2007 to comply with the internal control reporting requirements.

3. Acquisition of Steel Mini-Mill

In September 2003, YouthStream invested $125,000 to acquire a 1.00% membership interest in KES Holdings, LLC, a Delaware limited liability company ("KES Holdings"), which was formed to acquire certain assets of Kentucky Electric Steel, Inc., a Delaware corporation ("KES"), consisting of a steel mini-mill located in Ashland, Kentucky (the “Mill”). On September 2, 2003, KES Holdings, through its subsidiary, KES Acquisition Company, LLC, a Delaware limited liability company ("KES Acquisition"), completed the acquisition of the Mill pursuant to Section 363 of the United States Bankruptcy Code for cash consideration of $2,650,000, which was funded through the capital contributions of the members of KES Holdings. Members’ capital contributions were also used for start-up costs, working capital purposes and payment of deferred maintenance of the Mill. KES had ceased production on or about December 16, 2002 and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 5, 2003.

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished Mill has been generating revenues since late January 2004. The current production capacity of the Mill for finished products, based on the current operating structure and hours worked, is approximately 200,000 short-tons per year, and the Mill is currently operating at approximately 94% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

The Mill produces bar flats that are produced to a variety of specifications and fall primarily into two general quality levels - merchant bar quality steel bar flats (“MBQ Bar Flats”) for generic types of applications, and special bar quality steel bar flats (“SBQ Bar Flats”), where more precise customer specifications require the use of alloys, customized equipment and special production procedures to insure that the finished product meets critical end-use performance characteristics.

The Mill manufactures over 2,600 different Bar Flat items which are sold to volume niche markets, including original equipment manufacturers (“OEMs”), cold drawn bar converters, steel service centers and the leaf-spring suspension market for light- and heavy-duty trucks, mini-vans and utility vehicles. The Mill was specifically designed to manufacture wider and thicker bar flats up to three inches in thickness and twelve inches in width that are required by these markets. In addition, the Mill employs a variety of specially designed equipment which is necessary to manufacture SBQ Bar Flats to the specifications of the Mill’s customers.

On March 9, 2005, YouthStream completed the acquisition of KES Acquisition (the "Acquisition"), which was deemed effective March 1, 2005. Pursuant to definitive agreements executed with KES Holdings and Atacama Capital Holdings, Ltd., a British Virgin Islands company ("Atacama", and together with KES Holdings, collectively, the "Sellers"), YouthStream, through its newly-formed subsidiary, YouthStream Acquisition Corp., a Delaware corporation ("Acquisition Corp."), acquired 100% of the membership interests of KES Acquisition by acquiring (i) a 37.45% membership interest from KES Holdings and (ii) all of the capital stock of Atacama KES Holding Corporation, a wholly-owned subsidiary of Atacama (“Atacama KES”) and the owner of the remaining 62.55% membership interest in KES Acquisition. As consideration for the Acquisition, Acquisition Corp. issued to the Sellers (i) $40,000,000 in promissory notes (the “Notes”), (ii) 25,000 shares of 13% Series A Non-Convertible Preferred Stock with an aggregate liquidation value of $25,000,000 (the “13% Series A Preferred Stock”) and (iii) 100% of its authorized shares of Series B Non-Voting Common Stock. With respect to the $65,000,000 of purchase consideration, $19,000,000 of the Notes and $10,000,000 of the 13% Series A Preferred Stock were issued to KES Holdings, and $21,000,000 of the Notes and $15,000,000 of the 13% Series A Preferred Stock were issued to Atacama. YouthStream also contributed an aggregate of $500,000 of cash to Acquisition Corp. as consideration for the issuance by Acquisition Corp. of 100% of its Series A Voting Common Stock. In addition, YouthStream will periodically be required to purchase shares of Series B Preferred Stock of Acquisition Corp. in amounts equal to distributions it receives on its KES Holdings membership interest.

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream currently has a 2.67% equity interest in KES Holdings (this percentage has increased from 1.00% as a result of the redemption of another member’s interest), as a result of which the Company has eliminated its $507,000 interest in the Notes and $267,000 interest in the 13% Series A Preferred Stock in the consolidated balance sheet at September 30, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Subsequent to this transaction, the management of the Mill continued unchanged. This transaction did not result in any change in the Mill’s business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by this transaction.

As described herein, the Notes and 13% Series A Preferred Stock were issued by Acquisition Corp., the parent company of KES Acquisition. KES Acquisition is a separate legal entity that owns and operates the Mill. The Notes are legal obligations solely of Acquisition Corp., and are not obligations of KES Acquisition, nor are they secured by the assets or cash flows of the Mill. In the future, Acquisition Corp. may grant liens to secure repayment of the Notes, upon the consent of any senior lender to KES Acquisition at that time. In addition, the Notes are non-recourse to the assets of YouthStream, except for the shares of capital stock of Acquisition Corp. that have been pledged by YouthStream to the holders of the Notes. Pursuant to the terms of the transaction documentation in connection with the Acquisition and the loan facility with General Electric Capital Corporation (“GECC”), YouthStream and Acquisition Corp. are currently limited in their ability to receive cash distributions from KES Acquisition, but are permitted to receive tax sharing payments as described below. Any change in control of Acquisition Corp. in the future as a result of the holders of the Notes exercising their legal rights would not reasonably be expected to have a material impact on the operations or financial position of the Mill.

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash", as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384.

Future scheduled principal payments on the Notes are summarized as follows:

Years Ending September 30,	KES Holdings - $19,000,000 Note		Atacama - $21,000,000 Note

2006	$	---	$	---
2007		1,900,000		---
2008		950,000		---
2009		950,000		---
2010		950,000		---
2011		2,850,000		4,200,000
2012		2,850,000		4,200,000
2013		2,850,000		4,200,000
2014		---		1,264,000
2015		5,700,000		7,136,000
Total		$19,000,000		$21,000,000

Pursuant to a further letter agreement dated April 11, 2006 and effective as of February 27, 2006 by and among Acquisition Corp. and the Note holders, the interest payment of $3,200,000 due on February 27, 2006 was paid by the delivery of short-term notes due February 27, 2007 in the principal amount of $3,200,000, with interest at 8% per annum.

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

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp., (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued or (iii) the first anniversary of Acquisition Corp.’s full and complete repayment of the Notes. In addition, beginning with the second anniversary of the initial issuance of the 13% Series A Preferred Stock, Acquisition Corp. will be required to use "free cash", as that term is defined in the Securities Purchase Agreement, to commence redeeming shares of 13% Series A Preferred Stock in increments of at least $4,000,000, with limited exceptions. As of September 30, 2005, the balance outstanding on the 13% Series A Preferred Stock was $24,733,000, and related accrued dividends payable was $1,885,129.

Since the acquisition of the Mill by the Sellers, the Mill has been operating under a Management Services Agreement with Pinnacle Steel, LLC (the "Pinnacle Agreement"), which agreement remained in effect following the closing. The principals of Pinnacle Steel LLC that manage the Mill have significant experience and expertise in the steel industry. The Pinnacle Agreement will remain in effect through October 31, 2009, subject to earlier termination or extension based on the financial performance of the Mill. Pinnacle is entitled to a monthly management fee and a management incentive fee as provided in the Pinnacle Agreement.

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). The proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753, almost all of which was paid subsequent to fiscal year end.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC ("Libra/KES"), the Manager of KES Holdings, and has an economic interest in KES Holdings through his relationship with Libra Securities, LLC ("Libra Securities"). Jess M. Ravich, a director of YouthStream effective June 26, 2006, is a principal of Libra/KES. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in KES Holdings. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan in connection with his election to the Board. Through his positions at Libra/KES, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Securities Holdings, LLC, the parent of Libra Securities, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and in accordance with Emerging Issues Task Force (EITF) No. 88-16, “Basis in Leveraged Buyout Transactions”. As a result of the substantial and continuing relationships between YouthStream and the Sellers, and the provisions of EITF 88-16 that are required to be considered when determining the extent of fair value/predecessor basis to be used in recording the transaction, the Acquisition has been recorded at predecessor basis. Since the debt and equity held by the Sellers represented almost the entire amount of capital at risk both before and after the Acquisition, the application of the “monetary test” specified in Section 3 of EITF 88-16, which limits the portion of the purchase consideration that can be valued at fair value to the percentage of the total consideration that is monetary, was utilized by the Company in determining to record the transaction at predecessor basis. The excess of the purchase price over predecessor basis of the net assets acquired has been reflected as a deemed distribution of $63,104,423 to the Sellers at the date of acquisition in the consolidated financial statements.

For taxable periods beginning after February 28, 2005, Acquisition Corp. and Atacama KES are included in the consolidated federal income tax return filed by YouthStream as the common parent.  Acquisition Corp. and Atacama KES have entered into a Tax Sharing Agreement with YouthStream, pursuant to which they have agreed to pay YouthStream an amount equal to 50% of their respective "separate company tax liability", subject to compliance with the GECC secured line of credit.  The term "separate company tax liability" is defined as the amount, if any, of the federal income tax liability (including, without limitation, liability for any penalty, fine, additions to tax, interest, minimum tax and other items applicable to such subsidiary in connection with the determination of the subsidiary's tax liability), which such subsidiary would have incurred if its federal income tax liability for the periods during which it is includible in a consolidated federal income tax return with YouthStream were determined generally in the same manner in which its separate return liability would have been calculated under Section 1552(a)(2) of the Internal Revenue Code of 1986, as amended.  YouthStream has approximately $255,000,000 of federal net operating loss carryovers currently available to offset the consolidated federal taxable income of the affiliated group in the future.

The total purchase price of $65,000,000, as well as the terms and conditions of the Notes and 13% Series A Preferred Stock issued to the Sellers, was determined to be at fair value based on reports prepared by an independent valuation firm. The following table summarizes the assets acquired and liabilities assumed at predecessor basis at February 28, 2005.

Assets Acquired:
Cash	$913,194
Accounts receivable	10,781,836
Allowance for doubtful accounts	(328,351)
Inventories	18,762,218
Prepaid expenses and other current assets	904,271
Property, plant and equipment	6,630,012
Accumulated depreciation and amortization	(639,254)
Due from YouthStream Acquisition Corp.	187,702
Other non-current assets	721,393

Total assets acquired	37,933,021

Liabilities Assumed:
Accounts payable	9,566,327
Accrued expenses	1,267,016
Accrued interest payable	593,260
Deferred rent	165,413
Subordinated promissory notes payable	7,000,000
Line of credit	15,495,095
Equipment contract payable	291,223
Capital lease obligation	1,877,179

Total liabilities assumed	36,255,513

Net assets acquired	1,677,508

Adjustment to recognize minority interest	(331,981)

$1,345,527

Total purchase consideration, net of intercompany eliminations of 2.67% interest held by KES Holdings:
8% Subordinated secured promissory notes payable	$39,493,000
13% Series A preferred stock	24,733,000

Net purchase consideration	64,226,000

Minority interests in equity	223,950

Adjustment to record deemed distribution to Sellers	(63,104,423)
$1,345,527

The amount due from Acquisition Corp. of $187,702 represents costs incurred by KES Acquisition with respect to the Acquisition, which were included in the $1,171,406 of transaction costs related to the Acquisition charged to operations during the year ended September 30, 2005.

As of September 30, 2004, the Company had incurred $175,144 of costs with respect to the Acquisition, which were presented as deferred costs in the Company’s consolidated balance sheet at such date. These costs were included in the $1,171,406 of transaction costs related to the Acquisition charged to operations during the year ended September 30, 2005.

Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders was $747,961, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $317,030 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods.

The following pro forma operating data presents the results of operations for the years ended September 30, 2005 and 2004, as if the Acquisition had occurred on the last day of the immediately preceding fiscal year. Accordingly, transaction costs of $1,171,406 related to the Acquisition for the year ended September 30, 2005 are not included in the net loss from continuing operations shown below. In addition, discontinued operations for the year ended September 30, 2004 are not included. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. Pro forma information for the years ended September 30, 2005 and 2004 is summarized as follows:

	2005	2004

Net sales	$113,786,971	$48,944,338
Cost of sales	105,265,441	51,158,622
Gross margin (deficit)	8,521,530	(2,214,284)
Operating income (loss)	3,169,836	(7,469,548)
Interest expense	(9,469,875)	(7,243,971)
Minority interest	199,109	199,109
Net loss from continuing operations	$(5,786,987)	$(14,134,628)

Basic and diluted net loss per common share	$(0.15)	$(0.36)
Weighted average common shares outstanding	39,242,251	39,242,251

Almost all of the Company's net assets are owned by KES Acquisition, a consolidated subsidiary.  As a result of various contractual restrictions contained in various financing agreements (as previously described) and documents relating to the Acquisition, there are limits on the Company’s ability to transfer assets from KES Acquisition to Youthstream, whether in the form of loans and advances, cash dividends, tax-sharing payments, or otherwise, without notice to and/or consent of one or more third parties.  A summary of the Company's restricted and unrestricted assets, liabilities and equity at September 30, 2005 is presented below.

	Unrestricted	Restricted	As Reported

Current assets	$261,740	$35,453,821	$35,715,561
Property, plant and equipment, net	-	5,567,745	5,567,745
Other assets	-	638,948	638,948

Total assets	$261,740	$41,660,514	$41,922,254

Current liabilities	$4,224,995	$30,411,237	$34,636,232
Non-current liabilities	78,257,234	8,629,138	86,886,372
Equity:
Retained earnings (accumulated deficit)	(348,435,183)	1,169,785	(347,265,398)
Other	266,214,694	1,450,354	267,665,048

Total liabilities and equity	$261,740	$41,660,514	$41,922,254

4. Discontinued Operations

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

On April 30, 2004, the buyer made an optional principal pre-payment on the Note of $400,000.  Accordingly, under the provisions of the sale agreement, the buyer received a credit of $106,800 against the $1,100,000 note (in excess of the $400,000 payment), as well as an additional $150,000 back-end credit on the Note. On October 31, 2004, the buyer made its scheduled principal payment on the Note of $197,734, plus accrued interest of $49,493. On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of the outstanding note receivable with a balance, including accrued interest, of $281,654, and recognized a loss in connection therewith of $22,732.

The Company initially recognized a loss of $564,921 with respect to the BTW sale before taking into consideration the effect of the $400,000 principal pre-payment made on April 30, 2004.  Inclusive of such payment, the effect of the accelerated payment credit and the back-end credit resulted in an additional loss of $256,800, which decreased the carrying value of the note receivable from $1,100,000 to $843,200 and increased the loss on the BTW sale from $564,921 to $821,721.  The loss on the BTW sale was reported as a loss on the disposal of discontinued operations for the year ended September 30, 2004.  As a result of the sale, the retail segment operations have been presented as a discontinued operation for the year ended September 30, 2004.

The Company’s net revenues and loss from discontinued operations for the year ended September 30, 2004 are summarized as follows:

Net revenues	$2,513,000

Loss from discontinued operations	$(550,072)
Loss on disposal of discontinued operations	(821,721)
Loss from discontinued operations	$(1,371,793)

As of September 30, 2005 and 2004, the Company has accrued liabilities of $2,984,660 and $3,012,386, respectively, remaining from its discontinued businesses. The accrued liabilities consist primarily of severance, lease payments and other costs related to the operations of the discontinued businesses.

5. Accounts Receivable

The Company’s accounts receivable are summarized as follows at September 30, 2005 and 2004:

	2005	2004

Accounts receivable	$15,415,938	$	---
Less: Allowance for doubtful accounts	(747,399)		---
Accounts receivable, net	$14,668,539	$	---

Activity in the Company’s allowance for doubtful accounts during the years ended September 30, 2005 and 2004 is summarized as follows:

	2005		2004

Balance at beginning of year	$	---	$	---
Add: Balance acquired in Acquisition transaction		328,351		---
Add: Amounts provided during year		419,048		---
Less: Amounts written off during year		---		---
Balance at end of year		$747,399		$--

6. Inventories

Inventories are comprised of the following at September 30, 2005:

Raw materials and scrap	$2,954,405
Semi-finished goods	6,556,006
Finished goods	8,370,394

Total	$17,880,805

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2005 and 2004:

	2005	2004

Land	$142,498	$	---
Buildings and improvements	672,529		---
Machinery and equipment	5,814,985		---
Office equipment	---		140,068
Total	6,630,012		140,068
Less: Accumulated depreciation and amortization	(1,062,267)		(114,658)
Property, plant and equipment, net	$5,567,745		$25,410

Assets recorded under capitalized lease arrangements at September 30, 2005 and 2004 that are included above in property, plant and equipment consist of the following:

	2005	2004

Machinery and equipment	$2,101,730	$	---
Less: Accumulated depreciation and amortization	(560,461)		---
Property, plant and equipment, net	$1,541,269	$	---

Depreciation expense for the years ended September 30, 2005 and 2004 was $427,993 and $19,921, respectively.

At December 31, 2004, in conjunction with the restructuring of its corporate and administrative offices, the Company wrote off the remaining balance of its office equipment of $20,429.

8. Notes Payable and Long-Term Debt

Notes Payable to Related Parties

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes were subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received from the sale of the assets and operations of Beyond the Wall in February 2004 and any tax sharing payments received under the Tax Sharing Agreement with Acquisition Corp. and Atacama KES (see Note 3). The Company repaid the notes payable to directors subsequent to September 30, 2005 from the proceeds from the settlement of the Beyond the Wall note receivable, which were received on September 30, 2005 (see Note 4).

Subordinated Secured Promissory Notes Payable to Related Parties

Subordinated secured promissory notes payable consist of seven notes payable aggregating $7,000,000 issued by KES Acquisition to three related parties. The proceeds from these notes were used to accelerate the development and expansion of the steel mini-mill’s operations. The notes bear interest at 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with General Electric Capital Corporation. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with General Electric Capital Corporation or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the subordinated secured promissory notes payable was $1,085,753.

Secured Line of Credit

Effective March 24, 2004, KES Acquisition entered into a loan and security agreement, as amended, with General Electric Capital Corporation. Under the terms of the agreement, KES Acquisition has the ability to borrow up to $23,000,000, subject to limitations under the lender’s borrowing base formula and compliance with a minimum fixed charge coverage ratio. Interest is payable monthly in arrears on the outstanding principal balance at the index rate (defined as the thirty-day dealer commercial paper rate) plus 5.5% per annum. The line of credit matures on March 24, 2007, and is secured by all of the assets of KES Acquisition and a pledge of (i) the membership interests of KES Acquisition owned by Acquisition Corp. and (ii) the capital stock of Atacama KES owned by Acquisition Corp. As of September 30, 2005, the balance outstanding on the line of credit was $19,009,379, which has been presented as a current liability in the consolidated balance sheet at such date due to the collateral securing such line of credit consisting primarily of current assets and the continuing uncertainty with respect to the Company’s ability to maintain compliance under the terms and conditions of the line of credit.

At March 31, 2005, KES Acquisition was not in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed, in part relating to changes to its accounting procedures as a result of the review of its financial statements conducted in conjunction with its acquisition by YouthStream (see Note 3), and subsequently received a waiver of default from the lender. At June 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements as originally filed. However, KES Acquisition was not in compliance with the fixed charge coverage ratio at June 30, 2005 based on its revised consolidated financial statements, as a result of a determination by management to re-characterize a lease for certain equipment used by KES Acquisition as a capital lease rather than an operating lease. In addition, KES Acquisition was not in compliance with its obligation to deliver audited financial statements in the form and time period as set forth in the loan agreement. On June 26, 2006, the Company received a waiver of default from the lender with respect to the fixed charge coverage ratio for the restated March 31, 2005 and June 30, 2005 interim financial statements, as well as with respect to the form and timeliness of the September 30, 2005 annual audited financial statements being provided to GECC.

At September 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

Equipment Contract Payable

The equipment contract payable is due in 47 equal monthly installments of $8,099, including interest at 9.35% per annum, with a balloon payment of $35,252 due on May 8, 2008. The equipment contract payable is secured by the related equipment. As of September 30, 2005, the balance outstanding on the equipment contract payable was $249,805. Future scheduled principal payments on the equipment contract payable are summarized as follows:

Years Ending September 30,

2006	$77,091
2007	84,616
2008	88,098
Total principal payments	249,805
Less current portion	(77,091)
Non-current portion	$172,714

Capital Lease Obligation

The Company leases a ladle metallurgy furnace facility under a capital lease arrangement requiring monthly payments of $50,000 per month for a term of 5 years commencing June 1, 2004, reflecting a total obligation of $3,000,000. The Company has the option to renew the lease for an additional 5 years. The Company determined that the fair value of this asset at the date of acquisition, calculated utilizing an effective interest rate of 15% per annum, was $2,101,730. At September 30, 2005, future minimum annual lease payments under this capital lease arrangement are summarized as follows:

Years Ending September 30,

2006	$600,000
2007	600,000
2008	600,000
2009	350,000
Total minimum payments	2,150,000
Amount representing interest	(465,680)
Obligations under capital lease	1,684,320
Less current portion	(372,256)
Non-current portion	$1,312,064

Restructured Debt Obligations

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

In June 2000, the Company issued subordinated notes to an accredited investor in the amount of $12,000,000, less an original issue discount of $420,000 (the "YSTM Notes"). The notes bore interest at 11% per annum and were due in June 2005. On August 31, 2002, the Company failed to make interest payments due on the YSTM Notes, constituting an event of default under the terms of the YSTM Notes. On September 9, 2002, the holders of the YSTM Notes declared this note due and payable under the terms of the YSTM Notes. In January 2003, as part of the debt restructuring, the Company reached an agreement with the holders of the YSTM Notes to cancel all of the principal and interest on the YSTM Notes in exchange for: (a) cash of $1,500,000; (b) 1,000,000 shares of redeemable preferred stock of the Company; (c) 3,486,875 shares of common stock of the Company; and (d) a $3,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company's stock in Beyond the Wall. The promissory note with a face value of $3,000,000 and total future interest payments of $952,775 is due December 31, 2010, with interest at 4% per annum. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note were less than the adjusted carrying value of the YSTM Notes, the promissory note was recorded at the undiscounted future cash value of $3,952,775, with no interest expense to be recognized over the remaining life of the new note. The restructuring of the YSTM Notes resulted in a gain of approximately $306,000, which was recognized in the fiscal year ended September 30, 2003. As of September 30, 2005 and 2004, the restructured promissory note is reflected in the consolidated balance sheets at its carrying value of $3,952,775.

In July 2000, the Company issued a subordinated note to an accredited investor in the amount of $1,000,000, less an original issue discount of $35,000 (the "YSTM 2 Note"). The note bore interest at 11% per annum and was due in July 2005. On August 31, 2002, the Company failed to make an interest payment due on the YSTM 2 Note, constituting an event of default under the terms of the YSTM 2 Note, and the holder of the note had the right to declare this note immediately due and payable. In January 2003 the Company reached an agreement with the holder of the YSTM 2 Note to cancel all of the principal and interest on the YSTM 2 Note in exchange for: (a) a $1,000,000 promissory note issued by Beyond the Wall and secured by a pledge of the Company's stock in Beyond the Wall; and (b) 498,125 shares of the Company's common stock. The promissory note with a face value of $1,000,000 and total future interest payments of $318,000 is due December 31, 2010, with interest at 4% per annum. The transaction was accounted for as a troubled debt restructuring involving a combination of a partial debt settlement and a continuation of debt with modified terms. As the total undiscounted future cash payments from the promissory note, including principal and accrued interest, were greater than the adjusted carrying value of the YSTM 2 Note, the promissory note issued was recorded at the adjusted carrying value of the YSTM 2 Note surrendered, resulting in an imputed discount of $40,386. No gain or loss was recognized on the settlement. As of September 30, 2005 and 2004, the restructured promissory note is reflected in the consolidated balance sheets at its carrying value, net of unamortized original issue discount, of $964,194 and $961,436, respectively

In summary, the Company’s January 2003 debt restructuring involved the holders of all of its and its Network Event Theater subsidiary's outstanding notes (NET Notes, YSTM Notes and YSTM 2 Note), in the aggregate principal amount of $18,000,000. In exchange for cancellation of all of the principal due on these old notes, including accrued interest of $2,062,000, the note holders received in aggregate $4,500,000 in cash, redeemable preferred stock with a face value of $4,000,000 (see Note 9), and 3,985,000 shares of common stock valued at $255,000, and $4,000,000 aggregate principal amount of promissory notes due December 31, 2010 issued by the Company's retail subsidiary, Beyond the Wall, Inc., secured by the Company's pledge of all of its stock in Beyond the Wall. Additionally, the Company recognized a gain from the troubled debt restructuring of approximately $2,808,000. The gain was classified as part of continuing operations in accordance with SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000” for the year ended September 30, 2003.

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

9. Redeemable Preferred Stock

4% Series A Preferred Stock

In connection with the January 2003 debt restructuring agreement with the holders of the YSTM Notes (see Note 8), and pursuant to the Company's amended articles of incorporation, authorizing the issuance of up to 5,000,000 shares of preferred stock, the Company issued 1,000,000 shares of 4% Series A Preferred Stock with the following characteristics:

a. Dividend Rights. The holders of the shares of 4% Series A Preferred Stock are entitled to receive, when and as declared by the Company's board of directors, out of funds legally available for that purpose, cumulative preferential dividends in cash at the rate of 4% per year on the face amount of $4 per share payable quarterly.

b. Redemption. The Company shall redeem all of the outstanding shares of 4% Series A Preferred Stock as of December 31, 2010 at $4.00 per share, plus all accrued and unpaid dividends thereon. As of September 30, 2005 and 2004, the redemption value of the issued and outstanding shares of 4% Series A Preferred Stock recorded on the Company’s consolidated balance sheet was $5,269,333.

c. Convertibility and Voting Rights. The 4% Series A Preferred Stock is not convertible into any other security of the Company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock or except as granted to holders by law.

Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, because the 4% Series A Preferred Stock provides for mandatory redemption in cash, it is classified as a long-term liability at the future redemption value of $5,269,333, including cumulative dividends of $1,269,333, with no future accretion adjustments to the balance to be taken against stockholders' equity (deficit) in subsequent periods.

13% Series A Preferred Stock

In connection with the acquisition of the steel mini-mill (see Note 3), and pursuant to its articles of incorporation, authorizing the issuance of up to 50,000 shares of preferred stock, YouthStream Acquisition Corp., a subsidiary of the Company, issued 25,000 shares of its 13% Series A Preferred Stock with the following characteristics:

a. Dividend Rights. The holders of the shares of 13% Series A Preferred Stock are entitled to receive, when and as declared by the Company's board of directors, out of funds legally available for that purpose, cumulative preferential dividends in cash at the rate of 13% per year on the face amount of $1,000 per share payable concurrent with the redemption of the 13% Series A Preferred Stock.

b. Redemption. The Company shall redeem the outstanding shares of 13% Series A Preferred stock at $1,000 per share, beginning annually on February 22, 2007, in lots of at least $4,000,000, plus all related accrued and unpaid dividends thereon, out of assets legally available for redemption. As of September 30, 2005, the redemption value of the total issued and outstanding shares of 13% Series A Preferred Stock, including cumulative dividends, was $26,618,129.

c. Convertibility and Voting Rights. The 13% Series A Preferred Stock is not convertible into any other security of the Company, and the holders thereof have no voting rights except with respect to any proposed changes in the preferences and special rights of such stock or except as granted to holders by law.

Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, because the 13% Series A Preferred Stock provides for mandatory redemption in cash, it is classified as a long-term liability at the redemption value at September 30, 2005 of $26,618,129, including cumulative dividends of $1,885,129.

10. Income Taxes

At September 30, 2005, the Company had a net operating loss carryforward for federal income tax purposes of approximately $291,060,000 that expires from 2012 through 2025. The use of approximately $36,000,000 of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code.

Due to the uncertainty surrounding the realization of the benefits of the Company’s tax attributes (primarily net operating loss carryforwards), as of September 30, 2005 and 2004, the Company recorded a 100% valuation allowance against its net deferred tax assets for financial reporting purposes. The valuation allowance increased by approximately $3,214,000 and $3,082,000 for the years ended September 30, 2005 and 2004, respectively.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2005, management was unable to determine if it is more likely than not that the deferred tax assets will be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of September 30, 2005 and 2004 are as follows:

	2005		2004

Net operating loss carryforwards		$116,134,000		$113,646,000
Depreciation		(66,000)		(10,000)
Allowance for bad debts		242,000		---
Acquisition costs		427,000		---
Accrued dividends		433,000		---
Amortization		85,000		---
Investment in partnership		(401,000)		---
Accrued compensation		134,000		224,000
Accrued interest		48,000		48,000
Other		86,000		---
Total deferred tax assets		117,122,000		113,908,000
Valuation allowance		(117,122,000)		(113,908,000)
Net deferred tax asset	$	---	$	---

No federal tax provision has been provided for the periods ended September 30, 2005 and 2004 due to the significant losses incurred to date.

The Company is subject to periodic audits by federal, state and local tax authorities for various tax liabilities incurred in prior periods from the parent entity and its subsidiaries, including any discontinued businesses. The amount of any tax assessments and penalties may be material and may negatively impact the Company’s operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax audits, the Company has not made any accruals for such tax contingencies.

For taxable periods beginning after February 28, 2005, Acquisition Corp. and Atacama KES (see Note 3) are included in the consolidated federal income tax return filed by YouthStream as the common parent.  Acquisition Corp. and Atacama KES have entered into a Tax Sharing Agreement with YouthStream, pursuant to which they have agreed to pay YouthStream an amount equal to 50% of their respective "separate company tax liability", subject to compliance with the GECC secured line of credit.  The term "separate company tax liability" is defined as the amount, if any, of the federal income tax liability (including, without limitation, liability for any penalty, fine, additions to tax, interest, minimum tax and other items applicable to such subsidiary in connection with the determination of the subsidiary's tax liability), which such subsidiary would have incurred if its federal income tax liability for the periods during which it is includible in a consolidated federal income tax return with YouthStream were determined generally in the same manner in which its separate return liability would have been calculated under Section 1552(a)(2) of the Internal Revenue Code of 1986, as amended.  YouthStream has approximately $255,000,000 of federal net operating loss carryovers currently available to offset the consolidated federal taxable income of the affiliated group in the future.

11. Common Stock

In May 2001, the Board of Directors authorized the Company to make open market purchases of the Company’s common stock aggregating up to $2,000,000. As of September 30, 2005, the Company held in treasury 607,500 shares purchased on the open market at a cost of $829,576.

In January 2003, the Company completed a debt restructuring transaction whereby a total of 3,985,000 shares of common stock valued at $255,000 were issued to the holders of the YSTM Notes and YSTM 2 Note, in accordance with the terms of the debt restructuring to extinguish the YSTM Notes and YSTM 2 Note (see Note 8). The additional common shares were valued using the three-day average trading price one day before and one day after the effective date of the debt restructuring.

12. Stock Options

In February 2000, the Company adopted the YouthStream 2000 Stock Option Plan (the “2000 Plan”) in order to grant employees providing services to the Company incentive stock options. The 2000 Plan allows for the granting of options to purchase up to 5,000,000 shares of the Company’s common stock. All option plans of the Company in existence at the formation of the 2000 Plan were merged into the 2000 Plan. The terms of the options were not changed upon merging the plans. The exercise price of the options granted was at fair market value on the date of the grant. Options generally vest over three years.

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

On February 15, 2005, the Company issued an option to purchase 200,000 shares of common stock to a new director, exercisable through February 15, 2012 at $0.30 per share, which was the fair market value on the date of issuance. The option vests in equal monthly installments over the 12 months beginning March 1, 2005.

The following table summarizes stock option activity under the 2000 Plan for the years ended September 30, 2004 and 2005:

	Number of Shares	Weighted- Average Exercise Price

Options outstanding at September 30, 2003	1,086,544	$0.25
Options granted	250,000	$0.16
Options canceled	(131,140)	$0.92
Options exercised	---	---
Options outstanding at September 30, 2004	1,205,404	$0.16
Options granted	200,000	$0.30
Options canceled	---	---
Options exercised	---	---
Options outstanding at September 30, 2005	1,405,404	$0.18

As of September 30, 2005 and 2004, all stock options outstanding were exercisable and options to acquire 3,594,596 shares of common stock were available for future grant. Additional information regarding options outstanding under the 2000 Plan at September 30, 2005 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Number of Shares	Weighted- Average Exercise Price

$0.04	875,000	$0.04	4.6	875,000	$0.04
$0.14	200,000	$0.14	5.7	200,000	$0.14
$0.26	50,000	$0.26	5.0	50,000	$0.26
$0.30	200,000	$0.30	6.3	116,667	$0.30
$1.17	40,000	$1.17	6.3	40,000	$1.17
$1.63	40,404	$1.63	5.6	40,404	$1.63
	1,405,404	$0.177	5.1	1,322,071	$0.169

The weighted average fair value of options granted during the years ended September 30, 2005 and 2004 was $0.30 and $0.16, respectively.

13. Common Stock Warrants

The following table summarizes common stock warrant activity for the years ended September 30, 2005 and 2004:

	Number of Shares	Weighted- Average Exercise Price

Warrants outstanding at September 30, 2003	1,000,000	$0.12
Warrants granted	---	---
Warrants canceled	---	---
Warrants exercised	---	---
Warrants outstanding at September 30, 2004	1,000,000	$0.12
Warrants granted	---	---
Warrants canceled	---	---
Warrants exercised	---	---
Warrants outstanding at September 30, 2005	1,000,000	$0.12

As of September 30, 2005 and 2004, all common stock warrants outstanding were exercisable. Additional information regarding the common stock warrants outstanding at September 30, 2005 is as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price

$0.11	800,000	$0.11	2.9	800,000	$0.11
$0.16	200,000	$0.16	2.9	200,000	$0.16
	1,000,000	$0.12	2.9	1,000,000	$0.12

14. Commitments and Contingencies

Operating Leases

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows at September 30, 2005:

Years Ending September 30,

2006	$425,868
2007	406,287
2008	390,363
2009	370,791
Total minimum payments	1,593,309
Less current portion	(425,868)
Non-current portion	$1,167,441

Rent expense was approximately $374,625 and $168,000 for the years ended September 30, 2005 and 2004, respectively.

Operating Commitments

The Mill has been operating under a Management Services Agreement with a management company effective through October 31, 2009 pursuant to which the management company provides, at its expense, employees to serve as the general manager of the Mill and provide oversight and general management of the operations of the Mill. Pursuant to the Management Services Agreement, the management company receives an annual fee of $700,000, payable monthly, and bonus payments based on 16.6% of defined earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of $6,000,000 for the fiscal years ending September 30, 2006 and thereafter.

The Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $7,962,000 at September 30, 2005.

Legal Proceedings

The Company and/or its subsidiary that owned its former operating business, Beyond the Wall, have periodically been defendants in various lawsuits and claims from various trade creditors and former landlords. Based on the Company’s contract relating to the sale of the Beyond the Wall assets, certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at September 30, 2005 and 2004.

KES Acquisition has been named in a wrongful death lawsuit in West Virginia with respect to an employee of a contractor who died while working at the Mill in April 2004. KES Acquisition is being defended by its insurance carrier. The Company does not believe that the resolution of this litigation will have a material adverse effect on its financial condition or results of operations.

15. Subsequent Events (Unaudited)

During December 2005, 10,000 shares of 13% Series A Preferred Stock with a face amount of $10,000,000 originally issued by Acquisition Corp. to KES Holdings in February 2005 (see Note 3) were transferred to two charities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUTHSTREAM MEDIA NETWORKS, INC. (Registrant)

Date: June 30, 2006	By:	/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN V. DIAMOND
Jonathan V. Diamond	Chief Executive Officer and Chairman of the Board	June 30, 2006

/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten	Chief Financial Officer	June 30, 2006

/s/ HAL BYER
Hal Byer	Director	June 30, 2006

/s/ ROBERT SCOTT FRITZ
Robert Scott Fritz	Director	June 30, 2006

/s/ PATRICK J. PANZARELLA
Patrick J. Panzarella	Director	June 30, 2006

/s/ JAMES N. LANE
James N. Lane	Director	June 30, 2006

/s/ JESS M. RAVICH
Jess M. Ravich	Director	June 30, 2006