Form 10QSB
period 2005-12-31
YOUTHSTREAM MEDIA NETWORKS INC
filed 2006-08-21
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Not applicable
---------------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of August 18, 2006, the issuer had 39,242,251 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Documents incorporated by reference: None.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

The Company has elected to file a Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005, as the Company qualifies as a Small Business Issuer in accordance with Regulation S-B. The Company intends to file subsequent periodic reports under Regulation S-B.

The statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 (the “Report”) regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) cyclical changes in market supply and demand for steel, (ii) general economic conditions affecting steel consumption, (iii) U.S. or foreign trade policy affecting the price of imported steel, (iv) governmental monetary or fiscal policy in the U.S. and other major international economies, (v) increased price competition brought about by excess domestic and global steelmaking capacity and imports of low priced steel, (vi) continued consolidation in the domestic and global steel industry, resulting in larger producers with much greater market power to affect price and/or supply, (vii) changes in the availability or cost of steel scrap, which has risen dramatically over the past few years, (viii) periodic fluctuations in the availability and cost of electricity, natural gas or other utilities, (ix) the occurrence of unanticipated equipment failures and plant outages or the occurrences of extraordinary operating expenses, (x) competitive actions by the Company’s domestic and foreign competitors, (xi) margin squeeze or compression resulting from the Company’s inability to pass through to its customers, through price increases or surcharges, the increased cost of raw materials and supplies, (xii) loss of business from one or more major customers or end-users, (xiii) labor unrest, work stoppages and/or strikes involving the Company’s workforce, those of its important suppliers or customers, or those affecting the steel industry in general, (xiv) the effect of the elements upon the Company’s production or upon the production or needs of its important suppliers or customers, (xv) the impact of, or changes in, environmental laws or in the application of other legal or regulatory requirements upon the Company’s production processes or costs of production or upon those of its suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or the Kentucky Department for Environmental Protection, (xvi) private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of the Company’s reserves, the availability or adequacy of its insurance coverage, its financial well-being or its business and assets, (xvii) changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities, (xviii) changes in the Company’s business strategies or development plans which it may adopt or which may be brought about in response to actions by its suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any planned or potential projects, acquisitions, joint ventures or strategic alliances; and (xix) the impact of regulatory or other governmental permits or approvals, litigation, construction delays, cost overruns, technology risk or operational complications upon the Company’s ability to complete, start-up or continue to profitably operate a project or a new business, or to complete, integrate and operate any potential acquisitions as anticipated. The Company is also subject to general business risks, including management's success in continuing to settle the Company's outstanding obligations from its prior business activities, results of tax audits, adverse state, federal or foreign legislation and regulation, changes in general economic factors, the Company's ability to retain and attract key employees, acts of war or global terrorism, and unexpected natural disasters . Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$544,653	$998,835
Accounts receivable, less allowance for doubtful accounts of $804,207 at December 31, 2005 and $747,399 at September 30, 2005	15,455,842	14,668,539
Inventories	18,258,538	17,880,805
Prepaid expenses and other current assets	2,236,484	2,167,382

Total current assets	36,495,517	35,715,561

Property, plant and equipment	6,630,012	6,630,012
Less accumulated depreciation and amortization	(1,244,809)	(1,062,267)
Property, plant and equipment, net	5,385,203	5,567,745

Other assets:
Deferred loan costs, net of amortization of $522,652 at December 31, 2005 and $438,913 at September 30, 2005	339,174	422,913
Deposits	216,035	216,035
Total other assets	555,209	638,948
Total assets	$42,435,929	$41,922,254

(continued)

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2005	September 30, 2005
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$10,115,861	$9,008,612
Accrued expenses	2,502,059	2,048,481
Accrued interest payable:
12% subordinated promissory notes payable to related parties	1,297,479	1,085,753
Notes payable to directors	---	50,000
Secured line of credit	15,878,828	19,009,379
12% subordinated promissory notes payable to related parties	7,000,000	---
Current portion of equipment contract payable	78,902	77,091
Current portion of capital lease obligation	386,391	372,256
Liabilities related to discontinued operations	2,984,660	2,984,660
Total current liabilities	40,244,180	34,636,232

Non-current liabilities:
Accrued interest payable:
4% note payable to investor	117,419	107,419
8% subordinated promissory notes payable to related parties	2,648,736	1,852,384
4% note payable to related party, plus cumulative interest of $952,775	3,952,775	3,952,775
4% note payable to investor, net of unamortized discount	965,079	964,194
8% subordinated secured promissory notes payable to related parties	39,493,000	39,493,000
12% subordinated promissory notes payable to related parties	---	7,000,000
Equipment contract payable, less current portion	152,285	172,714
Capital lease obligation, less current portion	1,210,001	1,312,064
Deferred rent	135,279	144,360

Preferred stock of subsidiary subject to mandatory redemption; issued and outstanding at December 31, 2005 - 25,000 shares, and at September 30, 2005 - 24,733 shares of Series A 13% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $1,000.00 per share, plus cumulative dividends of $2,724,658 at December 31, 2005 and $1,885,129 at September 30, 2005	27,724,658	26,618,129
Preferred stock subject to mandatory redemption; issued and outstanding at December 31, 2005 and September 30, 2005 - 1,000,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends of $1,269,333	5,269,333	5,269,333

Minority interest - related parties	---	---
Total liabilities	121,912,745	121,522,604

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued and outstanding at December 31, 2005 and September 30, 2005 - 1,000,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)
	---	---
Common stock, $0.01 par value; authorized - 100,000,000 shares; issued - 39,849,751 shares; outstanding -39,242,251 shares at December 31, 2005 and September 30, 2005	398,486	398,486
Additional paid-in capital	267,829,138	268,096,138
Accumulated deficit	(346,874,864)	(347,265,398)
Treasury stock - 607,500 shares, at cost	(829,576)	(829,576)
Total stockholders’ deficiency	(79,476,816)	(79,600,350)
Total liabilities and stockholders’ deficiency	$42,435,929	$41,922,254

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2005	2004

NET SALES	$33,482,842	$	---

COSTS AND EXPENSES
Cost of sales	28,875,532		---
Selling	385,571		---
General and administrative	1,341,429		194,671
	30,602,532		194,671
Income (loss) from operations	2,880,310		(194,671)

OTHER INCOME (EXPENSE)
Interest income	99		14,365
Interest expense: 13% Series A Preferred Stock	(839,528)		---
Notes payable to related parties	(1,008,078)		---
Other	(585,958)		(10,572)
Other income (expense), net	6,689		(17,738)
Other income (expense), net	(2,426,776)		(13,945)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	453,534		(208,616)
Income taxes	63,000		---
INCOME (LOSS) BEFORE MINORITY INTEREST	390,534		(208,616)

MINORITY INTEREST - related parties	---		---

NET INCOME (LOSS)	$390,534		$(208,616)

NET INCOME (LOSS) PER COMMON SHARE -
Basic	$0.01		$(0.01)
Diluted	$0.01		$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic	39,242,251		39,242,251
Diluted	40,110,581		39,242,251

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2005

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances at October 1, 2005	39,849,751	$398,486	$268,096,138	$(347,265,398)	$(829,576)	$(79,600,350)
Deemed distribution to sellers of KES Acquisition Company, LLC	--	--	(267,000)	--	--	(267,000)
Net income	--	--	--	390,534	--	390,534
Balances at December 31, 2005	39,849,751	$398,486	$267,829,138	$(346,874,864)	$(829,576)	$(79,476,816)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$$390,534	$(208,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in liabilities related to discontinued operations	---	(7,475)
Depreciation and amortization	182,542	4,980
Amortization of original issue discount on subordinated notes payable	885	572
Amortization of deferred loan costs	83,739	---
Write-off of fixed assets	---	20,429
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable, net	(787,303)	---
Inventories	(377,733)	---
Accrued interest receivable	---	(11,647)
Prepaid expenses	(69,102)	(11,181)
Increase (decrease) in -
Accounts payable	1,107,249	39,699
Accrued interest and dividends payable	1,857,607	10,000
Accrued expenses	453,578	(39,908)
Deferred rent	(9,081)	---
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,832,915	(203,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal and interest payments on BTW note receivable	---	247,227
Deferred costs related to KES transaction	---	(160,002)
NET CASH PROVIDED BY INVESTING ACTIVITIES	---	87,225

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under secured line of credit	(3,130,551)	---
Repayment of notes payable to directors	(50,000)	---
Principal payments on equipment contract payable and capital lease obligation	(106,546)	---
NET CASH USED IN FINANCING ACTIVITIES	(3,287,097)	---

CASH AND CASH EQUIVALENTS
Net decrease	(454,182)	(115,922)
Balance at beginning of period	998,835	674,880
Balance at end of period	$544,653	$558,958

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for -
Interest	$575,957	$--
Income taxes	$--	$--

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed distribution to sellers of KES Acquisition Company, LLC	$267,000	$--
See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

1. Organization and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of YouthStream Media Networks, Inc. (“YouthStream”), and its direct and indirect wholly and majority-owned subsidiaries: Network Event Theater, Inc. (“NET”), American Passage Media, Inc. (“American Passage”), Beyond the Wall, Inc. (“Beyond the Wall” or “BTW”), and W3T.com, Inc. (“Teen.com”) (all inactive); and, commencing March 1, 2005, YouthStream Acquisition Corp. (“Acquisition Corp.”), Atacama KES Holding Corporation (“Atacama KES”) and KES Acquisition Company, LLC (“KES Acquisition”) (see Note 2) (collectively, the “Company”).

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

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position at December 31, 2005, the results of operations for the three months ended December 31, 2005 and 2004, and the cash flows for the three months ended December 31, 2005 and 2004. The balance sheet as of September 30, 2005 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2006.

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

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky (see Note 3). The Company utilized substantially all of its available cash resources to fund such acquisition and will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES (see Note 3). In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and until recently has incurred losses. For the year ended September 30, 2005, operating income was $2,691,955 (which included the operations of the steel mini-mill for the seven month period March through September 2005), exclusive of interest expense. For the three months ended December 31, 2005, operating income was $2,880,310, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a secured line of credit with General Electric Capital Corporation to fund its separate operations. As a result of improved operating performance of the steel mini-mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complies with the disclosure requirements of SFAS No. 123 (as modified by SFAS No. 48), “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

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

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement. However, since the Company did not issue or have outstanding any unvested stock options or warrants to officers, directors and employees that vested during the three months ended December 31, 2005 and 2004, no pro forma financial disclosure has been presented for such periods.

Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share". Basic earnings per share excludes any dilution for common stock equivalents and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per share does not consider such dilution if its effect would be anti-dilutive.

At December 31, 2005 and 2004, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

	2005	2004

Stock options	1,405,404	1,205,404
Common stock purchase warrants	1,000,000	1,000,000

Concentrations

The Company’s cash balances exceeded federally-insured levels at December 31, 2005 and September 30, 2005. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located in the United States, as a result of which the Company believes that it had nominal risk with respect to its concentration of balances in cash and cash equivalents at such date.

During the three months ended December 31, 2005, the Company had two suppliers that accounted for approximately 48% of raw materials purchases, one supplier providing approximately 35% and the other supplier providing approximately 13%, of which $2,204,497 was included in accounts payable at December 31, 2005. During the three months ended December 31, 2005, the Company had two customers that accounted for approximately 19% of net sales, one customer providing approximately 12% and the other customer providing approximately 7%, of which $3,702,710 was included in accounts receivable at December 31, 2005.

Discontinued Operations

As of December 31, 2005 and September 30, 2005, the Company has accrued liabilities $2,984,660 remaining from its discontinued businesses. The accrued liabilities consist primarily of severance, lease payments and other costs related to the operations of the discontinued businesses.

Recent Accounting Pronouncements and Developments

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

On September 22, 2005, the Securities and Exchange Commission ("SEC") issued rules to delay by one year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its fiscal year ending September 30, 2007 to comply with the internal control reporting requirements. On August 9, 2006, the SEC issued two releases that when adopted are designed to grant smaller public companies further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished Mill has been generating revenues since late January 2004. The current production capacity of the Mill for finished products, based on the current operating structure and man-hours worked, is approximately 200,000 short-tons per year, and the Mill is currently operating at approximately 100% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

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

On March 9, 2005, YouthStream completed the acquisition of KES Acquisition (the "Acquisition"), which was deemed effective March 1, 2005. Pursuant to definitive agreements executed with KES Holdings and Atacama Capital Holdings, Ltd., a British Virgin Islands company ("Atacama", and together with KES Holdings, collectively, the "Sellers"), YouthStream, through its newly-formed subsidiary, YouthStream Acquisition Corp., a Delaware corporation ("Acquisition Corp."), acquired 100% of the membership interests of KES Acquisition by acquiring (i) a 37.45% membership interest from KES Holdings and (ii) all of the capital stock of Atacama KES Holding Corporation, a wholly-owned subsidiary of Atacama (“Atacama KES”), the owner of the remaining 62.55% membership interest in KES Acquisition. As consideration for the Acquisition, Acquisition Corp. issued to the Sellers (i) $40,000,000 in promissory notes (the “Notes”), (ii) 25,000 shares of 13% Series A Non-Convertible Preferred Stock with an aggregate liquidation value of $25,000,000 (the “13% Series A Preferred Stock”) and (iii) 100% of its authorized shares of Series B Non-Voting Common Stock. With respect to the $65,000,000 of purchase consideration, $19,000,000 of the Notes and $10,000,000 of the 13% Series A Preferred Stock were issued to KES Holdings, and $21,000,000 of the Notes and $15,000,000 of the 13% Series A Preferred Stock were issued to Atacama. YouthStream also contributed an aggregate of $500,000 of cash to Acquisition Corp. as consideration for the issuance by Acquisition Corp. of 100% of its Series A Voting Common Stock. In addition, YouthStream will periodically be required to purchase shares of Series B Preferred Stock of Acquisition Corp. in amounts equal to distributions it receives on its KES Holdings membership interest.

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream currently has a 2.67% equity interest in KES Holdings (this percentage has increased from 1.00% as a result of the redemption of another member’s interest), as a result of which the Company has eliminated its $507,000 equity interest in the Notes and $267,000 equity interest in the 13% Series A Preferred Stock in the consolidated balance sheet at September 30, 2005, and its $507,000 equity interest in the Notes and $0 equity interest in the 13% Series A Preferred Stock in the consolidated balance sheet at December 31, 2005 (see Note 6). YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

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

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash", as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384. As of December 31, 2005, the balance outstanding on the notes was $39,493,000 and the related accrued interest payable was $2,648,736.

Future scheduled principal payments on the Notes are summarized as follows:

	KES Holdings - $19,000,000 Note		Atacama - $21,000,000 Note
Years Ending September 30,

2006	$	---	$	---
2007		1,900,000		---
2008		950,000		---
2009		950,000		---
2010		950,000		---
2011		2,850,000		4,200,000
2012		2,850,000		4,200,000
2013		2,850,000		4,200,000
2014		---		1,264,000
2015		5,700,000		7,136,000
Total		$19,000,000		$21,000,000

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

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp., (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued or (iii) the first anniversary of Acquisition Corp.’s full and complete repayment of the Notes. In addition, beginning with the second anniversary of the initial issuance of the 13% Series A Preferred Stock, Acquisition Corp. will be required to use "free cash", as that term is defined in the Securities Purchase Agreement, to commence redeeming shares of 13% Series A Preferred Stock in increments of at least $4,000,000, with limited exceptions. As of September 30, 2005, the balance outstanding on the 13% Series A Preferred Stock was $24,733,000, and related accrued dividends payable were $1,885,129. As of December 31, 2005, the balance outstanding on the 13% Series A Preferred Stock was $25,000,000 and related accrued dividends payable were $2,724,658.

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

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). The proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753. At December 31, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,297,479.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC ("Libra/KES"), the Manager of KES Holdings, and has an economic interest in KES Holdings through his relationship with Libra Securities, LLC ("Libra Securities"). Jess M. Ravich, a director of YouthStream effective June 26, 2006, is a principal of Libra/KES. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in KES Holdings. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan in connection with his election to the Board of Directors. Through his positions at Libra/KES, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Securities Holdings, LLC, the parent of Libra Securities, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

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

The following is a summary of the assets acquired and liabilities assumed at predecessor basis at February 28, 2005.

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

Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months ended December 31, 2005, net income allocable to the 19.99% minority shareholders was $37,526.

The following pro forma operating data shown below presents the results of operations for the three months ended December 31, 2004, as if the Acquisition had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the Acquisition are not included in the net loss from continuing operations shown below. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. Pro forma information for the three months ended December 31, 2004 is summarized as follows:

Net sales	$27,487,729
Cost of sales	25,760,188
Gross margin	1,727,541
Operating income	381,860
Interest expense	(2,361,442)
Minority interest	199,109
Net loss from continuing operations	$(1,696,846)

Basic and diluted net loss per common share	$(0.04)
Weighted average common shares outstanding	39,242,251

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

A summary of the Company's restricted and unrestricted assets, liabilities and equity at December 31, 2005 and at September 30, 2005 is presented below.

December 31, 2005	Unrestricted	Restricted	As Reported

Current assets	$500,540	$35,994,977	$36,495,517
Property, plant and equipment, net	-	5,385,203	5,385,203
Other assets	-	555,209	555,209

Total assets	$500,540	$41,935,389	$42,435,929

Current liabilities	$3,908,112	$36,336,068	$40,244,180
Non-current liabilities	80,171,000	1,497,565	81,668,565
Equity:
Retained earnings (accumulated deficit)	(349,937,425)	3,062,561	(346,874,864)
Other	266,358,853	1,039,195	267,398,048

Total liabilities and equity	$500,540	$41,935,389	$42,435,929

September 30, 2005	Unrestricted	Restricted	As Reported

Current assets	$261,740	$35,453,821	$35,715,561
Property, plant and equipment, net	-	5,567,745	5,567,745
Other assets	-	638,948	638,948

Total assets	$261,740	$41,660,514	$41,922,254

Current liabilities	$4,224,995	$30,411,237	$34,636,232
Non-current liabilities	78,257,234	8,629,138	86,886,372
Equity:
Retained earnings (accumulated deficit)	(348,435,183)	1,169,785	(347,265,398)
Other	266,214,694	1,450,354	267,665,048

Total liabilities and equity	$261,740	$41,660,514	$41,922,254

3. Inventories

Inventories are comprised of the following at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
	(Unaudited)

Raw materials and scrap	$2,947,430	$2,954,405
Semi-finished goods	5,611,786	6,556,006
Finished goods	9,699,322	8,370,394
Total	$18,258,538	$17,880,805

Inventories are comprised of raw materials (consisting of billets and scrap metal), semi-finished goods and finished goods. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of average cost or market. The average cost of the billets and scrap metal is adjusted periodically to reflect current changes in cost inputs.

4. Notes Payable and Long-Term Debt

Notes Payable to Related Parties

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes were subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received in February 2004 from the sale of the assets and operations of its subsidiary, Beyond the Wall, Inc., and any tax sharing payments received under the Tax Sharing Agreement with Acquisition Corp. and Atacama KES (see Note 2). On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of the outstanding note receivable from the sale of the assets and operations of Beyond the Wall, Inc., and repaid the notes payable to directors in October 2005.

Subordinated Secured Promissory Notes Payable to Related Parties

Subordinated secured promissory notes payable consist of seven notes payable aggregating $7,000,000 issued by KES Acquisition to three related parties. The proceeds from these notes were used to accelerate the development and expansion of the steel mini-mill’s operations prior to its acquisition by the Company. The notes bear interest at 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At December 31, 2005 and September 30, 2005, accrued interest payable with respect to the subordinated secured promissory notes payable was $1,297,479 and $1,085,753, respectively.

Secured Line of Credit

Effective March 24, 2004, KES Acquisition entered into a loan and security agreement, as amended, with GECC. Under the terms of the agreement, KES Acquisition has the ability to borrow up to $23,000,000, subject to limitations under the lender’s borrowing base formula and compliance with a minimum fixed charge coverage ratio. Interest is payable monthly in arrears on the outstanding principal balance at the index rate (defined as the thirty-day dealer commercial paper rate) plus 5.5% per annum. The line of credit matures on March 24, 2007, and is secured by all of the assets of KES Acquisition and a pledge of (i) the membership interests of KES Acquisition owned by Acquisition Corp. and (ii) the capital stock of Atacama KES owned by Acquisition Corp. As of December 31, 2005 and September 30, 2005, the balance outstanding on the line of credit was $15,878,828 and $19,009,379, respectively, which has been presented as a current liability in the consolidated balance sheet at such date due to the collateral securing such line of credit consisting primarily of current assets and the continuing uncertainty with respect to the Company’s ability to maintain compliance under the terms and conditions of the line of credit.

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

At December 31, 2005 and September 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

5. Commitment and Contingencies

Legal Proceedings

The Company and/or its subsidiary that owned its former operating business, Beyond the Wall, Inc., have periodically been defendants in various lawsuits and claims from various trade creditors and former landlords. Based on the Company’s contract relating to the sale of the Beyond the Wall, Inc. assets, certain of these claims are the responsibility of the buyer of the Beyond the Wall, Inc. business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at December 31, 2005 and September 30, 2005.

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

Operating Commitments

The Mill has been operating under a Management Services Agreement with a management company effective through October 31, 2009 that provides for the management company to provide, at its expense, employees to serve as the General Manager of the Mill and provide oversight and general management of the operations of the Mill, for which the management company receives an annual fee of $700,000, payable monthly, and bonus payments based on 16.6% of defined earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of $6,000,000 for the fiscal years ending September 30, 2006 and thereafter.

The Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $9,200,000 and $7,962,000 at December 31, 2005 and September 30, 2005, respectively.

6. Redeemable Preferred Stock

On December 22, 2005, 10,000 shares of 13% Series A Preferred Stock with a face amount of $10,000,000 that were originally issued by Acquisition Corp. to KES Holdings in February 2005 (see Note 2) were transferred to two independent charities. Since the Company owned a 2.67% interest in KES Holdings, the pro rata portion of the face amount of such 13% Series A Preferred Stock and the related accrued dividends had previously been eliminated in consolidation. However, as a result of the transfer of such preferred shares to the two charities in December 2005, the Company recorded the previously eliminated portion of the face amount of the 13% Series A Preferred Stock ($267,000) as a deemed distribution to the Sellers of KES Acquisition, consistent with the accounting for the Acquisition as described at Note 2, and the previously eliminated portion of the preferred stock dividends ($28,243) through December 22, 2005, as interest expense.

7. Income Taxes

Income tax expense was $63,000 for the three months ended December 31, 2005, consisting of a provision for state income taxes. No federal income tax provision was provided for the three months ended December 31, 2005 as a result of the utilization of the Company’s net operating loss carryforwards as described below. No federal or state income tax provision was provided for the three months ended December 31, 2004 due to the Company reporting a pre-tax operating loss for such period.

At September 30, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $291,060,000 that expires from 2012 through 2025. The use of approximately $36,000,000 of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2005, management was unable to determine if it was more likely than not that the deferred tax assets would be realized. Accordingly, due to the uncertainty surrounding the realization of the benefits of the Company’s tax attributes (primarily net operating loss carryforwards), as of September 30, 2005, the Company recorded a 100% valuation allowance against its net deferred tax assets for financial reporting purposes.

The Company is subject to periodic audits by federal, state and local tax authorities for various tax liabilities incurred in prior periods from the parent entity and its subsidiaries, including previously discontinued businesses. The amount of any tax assessments and penalties may be material and may negatively impact the Company’s operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax audits, the Company has not made any accruals for such tax contingencies.

For taxable periods beginning after February 28, 2005, Acquisition Corp. and Atacama KES (see Note 2) are included in the consolidated federal income tax return filed by YouthStream as the common parent.  Acquisition Corp. and Atacama KES have entered into a Tax Sharing Agreement with YouthStream, pursuant to which they have agreed to pay YouthStream an amount equal to 50% of their respective "separate company tax liability", subject to compliance with the GECC secured line of credit.  The term "separate company tax liability" is defined as the amount, if any, of the federal income tax liability (including, without limitation, liability for any penalty, fine, additions to tax, interest, minimum tax and other items applicable to such subsidiary in connection with the determination of the subsidiary's tax liability), which such subsidiary would have incurred if its federal income tax liability for the periods during which it is includible in a consolidated federal income tax return with YouthStream were determined generally in the same manner in which its separate return liability would have been calculated under Section 1552(a)(2) of the Internal Revenue Code of 1986, as amended.  YouthStream has approximately $255,000,000 of federal net operating loss carryovers currently available to offset the consolidated federal taxable income of the affiliated group in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview:

Commencing March 1, 2005, the Company has included the operations of a steel mini-mill located in Ashland, Kentucky, which represents the only business segment in which the Company currently operates, in its consolidated financial statements. The Company completed the acquisition of this steel mini-mill on March 9, 2005 (see “Acquisition of Steel Mini-Mill” below).

Recent Developments:

During September 2005, the Company borrowed $50,000 from certain directors under short-term unsecured notes due December 31, 2005, with interest at 4% per annum, to fund corporate general and administrative expenses. The notes were subject to mandatory prepayment based on any proceeds received by the Company from, among other sources, the note that the Company received in February 2004 from the sale of the assets and operations of its subsidiary, Beyond the Wall, Inc., and any tax sharing payments received under the Tax Sharing Agreement with Acquisition Corp. and Atacama KES (see “Acquisition of Steel Mini-Mill” below). On September 30, 2005, the Company received a cash payment of $258,922 as settlement in full of the outstanding note receivable from the sale of the assets and operations of Beyond the Wall, Inc., and repaid the notes payable to directors in October 2005.

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

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished Mill has been generating revenues since late January 2004. The current production capacity of the Mill for finished products, based on the current operating structure and man-hours worked, is approximately 200,000 short-tons per year, and the Mill is currently operating at approximately 100% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

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

On March 9, 2005, YouthStream completed the acquisition of KES Acquisition (the "Acquisition"), which was deemed effective March 1, 2005. Pursuant to definitive agreements executed with KES Holdings and Atacama Capital Holdings, Ltd., a British Virgin Islands company ("Atacama", and together with KES Holdings, collectively, the "Sellers"), YouthStream, through its newly-formed subsidiary, YouthStream Acquisition Corp., a Delaware corporation ("Acquisition Corp."), acquired 100% of the membership interests of KES Acquisition by acquiring (i) a 37.45% membership interest from KES Holdings and (ii) all of the capital stock of Atacama KES Holding Corporation, a wholly-owned subsidiary of Atacama (“Atacama KES”), the owner of the remaining 62.55% membership interest in KES Acquisition. As consideration for the Acquisition, Acquisition Corp. issued to the Sellers (i) $40,000,000 in promissory notes (the “Notes”), (ii) 25,000 shares of 13% Series A Non-Convertible Preferred Stock with an aggregate liquidation value of $25,000,000 (the “13% Series A Preferred Stock”) and (iii) 100% of its authorized shares of Series B Non-Voting Common Stock. With respect to the $65,000,000 of purchase consideration, $19,000,000 of the Notes and $10,000,000 of the 13% Series A Preferred Stock were issued to KES Holdings, and $21,000,000 of the Notes and $15,000,000 of the 13% Series A Preferred Stock were issued to Atacama. YouthStream also contributed an aggregate of $500,000 of cash to Acquisition Corp. as consideration for the issuance by Acquisition Corp. of 100% of its Series A Voting Common Stock. In addition, YouthStream will periodically be required to purchase shares of Series B Preferred Stock of Acquisition Corp. in amounts equal to distributions it receives on its KES Holdings membership interest.

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream currently has a 2.67% equity interest in KES Holdings (this percentage has increased from 1.00% as a result of the redemption of another member’s interest), as a result of which the Company has eliminated its $507,000 equity interest in the Notes and $267,000 equity interest in the 13% Series A Preferred Stock in the consolidated balance sheet at September 30, 2005, and its $507,000 equity interest in the Notes and $0 equity interest in the 13% Series A Preferred Stock in the consolidated balance sheet at December 31, 2005. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

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

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash", as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384. As of December 31, 2005, the balance outstanding on the notes was $39,493,000 and the related accrued interest payable was $2,648,736.

Future scheduled principal payments on the Notes are summarized as follows:

	KES Holdings - $19,000,000 Note		Atacama - $21,000,000 Note
Years Ending September 30,

2006	$	---	$	---
2007		1,900,000		---
2008		950,000		---
2009		950,000		---
2010		950,000		---
2011		2,850,000		4,200,000
2012		2,850,000		4,200,000
2013		2,850,000		4,200,000
2014		---		1,264,000
2015		5,700,000		7,136,000
Total		$19,000,000		$21,000,000

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

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp., (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued or (iii) the first anniversary of Acquisition Corp.’s full and complete repayment of the Notes. In addition, beginning with the second anniversary of the initial issuance of the 13% Series A Preferred Stock, Acquisition Corp. will be required to use "free cash", as that term is defined in the Securities Purchase Agreement, to commence redeeming shares of 13% Series A Preferred Stock in increments of at least $4,000,000, with limited exceptions. As of September 30, 2005, the balance outstanding on the 13% Series A Preferred Stock was $24,733,000, and related accrued dividends payable were $1,885,129. As of December 31, 2005, the balance outstanding on the 13% Series A Preferred Stock was $25,000,000 and related accrued dividends payable were $2,724,658.

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

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). The proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753. At December 31, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,297,479.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC ("Libra/KES"), the Manager of KES Holdings, and has an economic interest in KES Holdings through his relationship with Libra Securities, LLC ("Libra Securities"). Jess M. Ravich, a director of YouthStream effective June 26, 2006, is a principal of Libra/KES. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in KES Holdings. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan in connection with his election to the Board of Directors. Through his positions at Libra/KES, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Securities Holdings, LLC, the parent of Libra Securities, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

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

The following is a summary of the assets acquired and liabilities assumed at predecessor basis at February 28, 2005.

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

Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months ended December 31, 2005, net income allocable to the 19.99% minority shareholders was $37,526.

Pro Forma Information

The following pro forma operating data shown below presents the results of operations for the three months ended December 31, 2004, as if the Acquisition had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the Acquisition are not included in the net loss from continuing operations shown below. The Mill commenced generating revenues in late January 2004. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. Pro forma information for the three months ended December 31, 2004 is summarized as follows:

Net sales	$27,487,729
Cost of sales	25,760,188
Gross margin	1,727,541
Operating income	381,860
Interest expense	(2,361,442)
Minority interest	199,109
Net loss from continuing operations	$(1,696,846)

Basic and diluted net loss per common share	$(0.04)
Weighted average common shares outstanding	39,242,251

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

On September 22, 2005, the Securities and Exchange Commission ("SEC") issued rules to delay by one year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its fiscal year ending September 30, 2007 to comply with the internal control reporting requirements. On August 9, 2006, the SEC issued two releases that when adopted are designed to grant smaller public companies further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Results of Operations:

Effective February 25, 2004, the Company’s wholly-owned subsidiary, Beyond the Wall, Inc. (“BTW”), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW) for a combination of cash and a note. On September 30, 2005, the Company received a final cash payment of $258,922 with regard to this transaction. Accordingly, for the three months ended December 31, 2004, the Company did not have any revenue-generating operations.

The Company acquired the Mill effective February 28, 2005, and the operations of the Mill have been consolidated commencing March 1, 2005. As a result of the acquisition of the Mill, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Three Months Ended December 31, 2005 and 2004:

Net Sales. Net sales were $33,482,842 for the three months ended December 31, 2005, an average of $11,160,947 per month. If the Company had owned the Mill for the three months ended December 31, 2004, pro forma net sales would have been $27,487,729, an average of $9,162,576 per month.

Cost of Sales. Cost of sales was $28,875,532 for the three months ended December 31, 2005, resulting in gross profit of $4,607,310 and a gross profit margin of 13.8%. If the Company had owned the Mill for the three months ended December 31, 2004, pro forma gross profit margin would have been 6.3%.

Selling Expenses. For the three months ended December 31, 2005, selling expenses were $385,571 or 1.2% of sales. The Company did not have any selling expenses for the three months ended December 31, 2004. Selling expenses consist primarily of sales commissions and personnel-related costs.

General and Administrative Expenses. For the three months ended December 31, 2005, general and administrative expenses were $1,341,429 or 4.0% of sales. For the three months ended December 31, 2004, the Company incurred corporate general and administrative expenses of $194,671. General and administrative expenses consist primarily of management compensation, legal and accounting fees and insurance costs.

Income (Loss) from Operations. Income from operations was $2,880,310 for the three months ended December 31, 2005, as compared to a loss from operations of $(194,671) for the three months ended December 31, 2004.

Interest Income. Interest income was $99 for the three months ended December 31, 2005, as compared to $14,365 for the three months ended December 31, 2004.

Interest Expense. For the three months ended December 31, 2005, interest expense was $2,433,564, which included interest expense related to the 8% notes payable of $796,352 and the 13% Series A Preferred Stock of $839,528 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $211,727 and the 4% notes payable of $10,885. For the three months ended December 31, 2004, interest expense was $10,572.

Other Income (Expense). For the three months ended December 31, 2005, other income was $6,689, as compared to other expense of $17,738 for the three months ended December 31, 2004.

Income (Loss) before Income Taxes and Minority Interest. Income before income taxes and minority interest was $453,534 for the three months ended December 31, 2005, as compared to a loss of $(208,616) for the three months ended December 31, 2004.

Income Taxes. Income tax expense was $63,000 for the three months ended December 31, 2005, consisting of a provision for state income taxes. No federal income tax provision was provided for the three months ended December 31, 2005 as a result of the utilization of the Company’s net operating loss carryforwards. No federal or state income tax provision was provided for the three months ended December 31, 2004 due to the Company reporting a pre-tax operating loss for such period.

Income (Loss) before Minority Interest. Income before minority interest was $390,534 for the three months ended December 31, 2005, as compared to a loss before minority interest of $208,616 for the three months ended December 31, 2004.

Minority Interest - Related Parties. Minority interest - related parties was $0 for the three months ended December 31, 2005 and 2004. Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months ended December 31, 2005, net income allocable to the 19.99% minority shareholders was $37,526.

Net Income (Loss). Net income was $390,534 for the three months ended December 31, 2005, as compared a loss of $208,616 for the three months ended December 31, 2004.

Liquidity and Capital Resources - December 31, 2005:

Overview:

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

As of December 31, 2005 and September 30, 2005, the balance outstanding on the line of credit was $15,878,828 and $19,009,379, respectively, which has been presented as a current liability in the consolidated balance sheet at such date due to the collateral securing such line of credit consisting primarily of current assets and the continuing uncertainty with respect to the Company’s ability to maintain compliance under the terms and conditions of the line of credit.

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

At December 31, 2005 and September 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

To the extent that the Mill generates taxable income in the future, the Tax Sharing Agreement with Acquisition Corp. and Atacama KES will generate cash payments to YouthStream equal to 50% of their respective “separate company tax liability”, subject to compliance with the GECC secured line of credit. At September 30, 2005, the tax sharing payment due to YouthStream was $342,292, which was received in December 2005. At December 31, 2005, the tax sharing payment due to YouthStream was $444,365, which was received in February 2006. YouthStream has approximately $255,000,000 of federal net operating loss carryovers currently available to offset any federal income tax liability of Acquisition Corp and Atacama KES in subsequent periods. YouthStream expects that its federal net operating loss carryovers will be sufficient to absorb most of any future federal income tax liability of Acquisition Corp. and Atacama KES.

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

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky. The Company utilized substantially all of its available cash resources to fund such acquisition and will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and until recently has incurred losses. For the year ended September 30, 2005, operating income was $2,691,955 (which included the operations of the steel mini-mill for the seven month period March through September 2005), exclusive of interest expense. For the three months ended December 31, 2005, operating income was $2,880,310, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a secured line of credit with General Electric Capital Corporation to fund its separate operations. As a result of improved operating performance of the steel mini-mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

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

Operating Activities. During the three months ended December 31, 2005, the Company generated $2,832,915 of cash in operating activities, both to fund the corporate overhead of YouthStream and to fund the operations of the Mill. During the three months ended December 31, 2004, the Company used $203,147 of cash in operating activities to fund its corporate general and administrative expenses.

Investing Activities. During the three months ended December 31, 2004, net cash provided by investing activities of $87,225 consisted of principal and interest payments on the Beyond the Wall note receivable that the Company received in the February 2004 sale of the assets and operations of Beyond the Wall, reduced by deferred costs related to the KES transaction of $160,002. During the three months ended December 31, 2005, the Company did not have any investing activities.

Financing Activities. During the three months ended December 31, 2005, net cash utilized in financing activities was $3,287,097, consisting of $3,130,551 to reduce borrowings under the secured line of credit with GECC, the repayment of $50,000 of short-term notes payable to certain directors, and payments on an equipment contract payable and capital lease obligation of $106,546. During the three months ended December 31, 2004, the Company did not have any financing activities.

Summary of Restricted and Unrestricted Assets, Liabilities and Equity:

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

A summary of the Company's restricted and unrestricted assets, liabilities and equity at December 31, 2005 and at September 30, 2005 is presented below.

December 31, 2005	Unrestricted	Restricted	As Reported

Current assets	$500,540	$35,994,977	$36,495,517
Property, plant and equipment, net	-	5,385,203	5,385,203
Other assets	-	555,209	555,209

Total assets	$500,540	$41,935,389	$42,435,929

Current liabilities	$3,908,112	$36,336,068	$40,244,180
Non-current liabilities	80,171,000	1,497,565	81,668,565
Equity:
Retained earnings (accumulated deficit)	(349,937,425)	3,062,561	(346,874,864)
Other	266,358,853	1,039,195	267,398,048

Total liabilities and equity	$500,540	$41,935,389	$42,435,929

September 30, 2005	Unrestricted	Restricted	As Reported

Current assets	$261,740	$35,453,821	$35,715,561
Property, plant and equipment, net	-	5,567,745	5,567,745
Other assets	-	638,948	638,948

Total assets	$261,740	$41,660,514	$41,922,254

Current liabilities	$4,224,995	$30,411,237	$34,636,232
Non-current liabilities	78,257,234	8,629,138	86,886,372
Equity:
Retained earnings (accumulated deficit)	(348,435,183)	1,169,785	(347,265,398)
Other	266,214,694	1,450,354	267,665,048

Total liabilities and equity	$261,740	$41,660,514	$41,922,254

Principal Commitments:

At December 31, 2005, the Company's principal commitments consisted of the following obligations:

		Payments Due by 12 Month Periods Ending December 31, (in thousands)
Contractual cash obligations	Total	2006	2007	2008	2009	2010	There-after

4% notes payable	$4,917	$-	$-	$-	$-	$4,917	$-
12% subordinated promissory notes payable	7,000	7,000	-	-	-	-	-
8% subordinated secured promissory notes payable	39,493	-	1,849	925	925	925	34,869
Secured line of credit	15,879	-	15,879	-	-	-	-
Operating leases	1,487	424	400	390	273	-	-
Capital lease obligation	1,596	386	448	521	241	-	-
Equipment contact payable	231	79	87	65	-	-	-
Management services agreement	2,683	700	700	700	583	-	-
4% Series A Preferred Stock subject to mandatory redemption	5,269	-	-	-	-	5,269	-
13% Series A Preferred Stock of subsidiary subject to mandatory redemption, excluding accrued dividends (assumes adequate defined “free cash flow” to fund payments)	26,618	-	3,958	3,958	3,958	3,958	10,786
Total contractual cash obligations	$105,173	$8,589	$23,321	$6,559	$5,980	$15,069	$45,655

At December 31, 2005 and September 30, 2005, the Company did not have any material commitments for capital expenditures.

At December 31, 2005 and September 30, 2005, the Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $9,200,000 and $7,962,000, respectively.

Off-Balance Sheet Arrangements:

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at December 31, 2005 or September 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and/or its subsidiary that owned its former operating business, Beyond the Wall, have periodically been defendants in various lawsuits and claims from various trade creditors and former landlords. Based on the Company’s contract relating to the sale of the Beyond the Wall assets, certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at December 31, 2005 and September 30, 2005.

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

YOUTHSTREAM MEDIA NETWORKS, INC.
(Registrant)

DATE: August 18, 2006	By: /s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer

DATE: August 18, 2006	By: /s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002