Form 10QSB
period 2006-03-31
YOUTHSTREAM MEDIA NETWORKS INC
filed 2006-08-30
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of August 30, 2006, the issuer had 39,242,251 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes [ ]   No  [x]

Documents incorporated by reference: None.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

EXPLANATORY NOTES

The statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 (the “Report”) regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) cyclical changes in market supply and demand for steel, (ii) general economic conditions affecting steel consumption, (iii) U.S. or foreign trade policy affecting the price of imported steel, (iv) governmental monetary or fiscal policy in the U.S. and other major international economies, (v) increased price competition brought about by excess domestic and global steelmaking capacity and imports of low priced steel, (vi) continued consolidation in the domestic and global steel industry, resulting in larger producers with much greater market power to affect price and/or supply, (vii) changes in the availability or cost of steel scrap, which has risen dramatically over the past few years, (viii) periodic fluctuations in the availability and cost of electricity, natural gas or other utilities, (ix) the occurrence of unanticipated equipment failures and plant outages or the occurrences of extraordinary operating expenses, (x) competitive actions by the Company’s domestic and foreign competitors, (xi) margin squeeze or compression resulting from the Company’s inability to pass through to its customers, through price increases or surcharges, the increased cost of raw materials and supplies, (xii) loss of business from one or more major customers or end-users, (xiii) labor unrest, work stoppages and/or strikes involving the Company’s workforce, those of its important suppliers or customers, or those affecting the steel industry in general, (xiv) the effect of the elements upon the Company’s production or upon the production or needs of its important suppliers or customers, (xv) the impact of, or changes in, environmental laws or in the application of other legal or regulatory requirements upon the Company’s production processes or costs of production or upon those of its suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or the Kentucky Department for Environmental Protection, (xvi) private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of the Company’s reserves, the availability or adequacy of its insurance coverage, its financial well-being or its business and assets, (xvii) changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities, (xviii) changes in the Company’s business strategies or development plans which it may adopt or which may be brought about in response to actions by its suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any planned or potential projects, acquisitions, joint ventures or strategic alliances; and (xix) the impact of regulatory or other governmental permits or approvals, litigation, construction delays, cost overruns, technology risk or operational complications upon the Company’s ability to complete, start-up or continue to profitably operate a project or a new business, or to complete, integrate and operate any potential acquisitions as anticipated. The Company is also subject to general business risks, including management's success in continuing to settle the Company's outstanding obligations from its prior business activities, results of tax audits, adverse state, federal or foreign legislation and regulation, changes in general economic factors, the Company's ability to retain and attract key employees, acts of war or global terrorism, and unexpected natural disasters. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$948,003	$998,835
Accounts receivable, less allowance for doubtful accounts of $870,165 at March 31, 2006 and $747,399 at September 30, 2005	14,005,631	14,668,539
Inventories	18,296,946	17,880,805
Prepaid expenses and other current assets	1,214,543	2,167,382

Total current assets	34,465,123	35,715,561

Property, plant and equipment	6,630,012	6,630,012
Less accumulated depreciation and amortization	(1,427,350)	(1,062,267)
Property, plant and equipment, net	5,202,662	5,567,745

Other assets:
Deferred loan costs, net of amortization of $606,391 at March 31, 2006 and $438,913 at September 30, 2005	255,435	422,913
Deposits	215,435	216,035
Total other assets	470,870	638,948
Total assets	$40,138,655	$41,922,254

(continued)

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2006	September 30, 2005
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$8,725,626	$9,008,612
Accrued expenses	2,704,752	2,048,481
Accrued interest payable:
12% subordinated promissory notes payable to related parties	440,843	1,085,753
8% subordinated promissory notes payable to related parties	299,151	---
Notes payable to directors	---	50,000
Secured line of credit	13,600,142	19,009,379
12% subordinated promissory notes payable to related parties	7,000,000	---
8% subordinated promissory notes payable to related parties	3,159,416	---
Current portion of 8% subordinated promissory notes payable to related parties	1,849,300	---
Current portion of equipment contract payable	80,735	77,091
Current portion of capital lease obligation	401,062	372,256
Liabilities related to discontinued operations	2,984,660	2,984,660
Total current liabilities	41,245,687	34,636,232

Non-current liabilities:
Accrued interest payable:
4% note payable to investor	127,419	107,419
8% subordinated promissory notes payable to related parties	---	1,852,384
4% note payable to related party, plus cumulative interest of $952,775	3,952,775	3,952,775
4% note payable to investor, net of unamortized discount	966,041	964,194
8% subordinated secured promissory notes payable to related parties, less current portion	37,643,700	39,493,000
12% subordinated promissory notes payable to related parties	---	7,000,000
Equipment contract payable, less current portion	131,345	172,714
Capital lease obligation, less current portion	1,104,063	1,312,064
Deferred rent	126,215	144,360

Preferred stock of subsidiary subject to mandatory redemption; issued and outstanding at March 31, 2006 - 25,000 shares, and at September 30, 2005 - 24,733 shares of Series A 13% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $1,000.00 per share, plus cumulative dividends of $3,526,027 at March 31, 2006 and $1,885,129 at September 30, 2005	28,526,027	26,618,129
Preferred stock subject to mandatory redemption; issued and outstanding at March 31, 2006 and September 30, 2005 - 1,000,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends of $1,269,333	5,269,333	5,269,333

Minority interest - related parties	---	---
Total liabilities	119,092,605	121,522,604

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued and outstanding at March 31, 2006 and September 30, 2005 - 1,000,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)
	---	---
Common stock, $0.01 par value; authorized - 100,000,000 shares; issued - 39,849,751 shares; outstanding -39,242,251 shares at March 31, 2006 and September 30, 2005	398,486	398,486
Additional paid-in capital	267,835,888	268,096,138
Accumulated deficit	(346,358,748)	(347,265,398)
Treasury stock - 607,500 shares, at cost	(829,576)	(829,576)
Total stockholders’ deficiency	(78,953,950)	(79,600,350)
Total liabilities and stockholders’ deficiency	$40,138,655	$41,922,254

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

NET SALES	$36,520,950	$9,133,777	$70,003,792	$9,133,777

COSTS AND EXPENSES
Cost of sales	31,603,974	8,472,228	60,479,506	8,472,228
Selling	410,185	112,058	795,756	112,058
General and administrative	1,656,100	404,486	2,997,529	599,157
	33,670,259	8,988,772	64,272,791	9,183,443
Income (loss) from operations	2,850,691	145,005	5,731,001	(49,666)

OTHER INCOME (EXPENSE)
Interest income	103	11,169	202	25,534
Interest expense: 13% Series A Preferred Stock	(801,370)	(273,079)	(1,640,898)	(273,079)
Notes payable to related parties	(1,016,955)	(339,599)	(2,025,033)	(339,678)
Other	(530,463)	(213,816)	(1,116,421)	(224,309)
Transaction costs related to KES acquisition	---	(792,954)	---	(792,954)
Other income (expense), net	79,110	(12,967)	85,799	(30,705)
Other income (expense), net	(2,269,575)	(1,621,246)	(4,696,351)	(1,635,191)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	581,116	(1,476,241)	1,034,650	(1,684,857)
Income taxes	65,000	---	128,000	---
INCOME (LOSS) BEFORE MINORITY INTEREST	516,116	(1,476,241)	906,650	(1,684,857)

MINORITY INTEREST - related parties	---	268,111	---	268,111

NET INCOME (LOSS)	$516,116	$(1,208,130)	$906,650	$(1,416,746)

NET INCOME (LOSS) PER COMMON SHARE -
Basic	$0.01	$(0.03)	$0.02	$(0.04)
Diluted	$0.01	$(0.03)	$0.02	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	39,242,251	39,242,251	39,242,251	39,242,251
Diluted	40,038,680	39,242,251	40,038,680	39,242,251

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances at October 1, 2005	39,849,751	$398,486	$268,096,138	$(347,265,398)	$(829,576)	$(79,600,350)
Fair value of stock options	--	--	6,750	--	--	6,750
Deemed distribution to sellers of KES Acquisition Company, LLC	--	--	(267,000)	--	--	(267,000)
Net income	--	--	--	906,650	--	906,650
Balances at March 31, 2006	39,849,751	$398,486	$267,835,888	$(346,358,748)	$(829,576)	$(78,953,950)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$906,650	$(1,416,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in liabilities related to discontinued operations	---	(21,727)
Depreciation and amortization	365,083	66,035
Stock-based compensation	6,750	---
Amortization of original issue discount on subordinated notes payable	1,847	1,223
Amortization of deferred loan costs	167,478	51,395
Write-off of fixed assets	---	20,430
Write-off of KES acquisition costs	---	792,954
Minority interest - related parties	---	(268,111)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable, net	662,908	(41,514)
Inventories	(416,141)	327,686
Accrued interest receivable	---	(21,399)
Prepaid expenses	952,839	(12,833)
Deposits	600	---
Increase (decrease) in -
Accounts payable	(282,986)	(1,118,584)
Accrued interest and dividends payable	2,622,171	614,867
Accrued expenses	656,271	(344,784)
Deferred rent	(18,145)	(3,008)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,625,325	(1,374,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal and interest payments on BTW note receivable	---	247,227
Deferred costs related to KES transaction	---	(430,108)
NET CASH USED IN INVESTING ACTIVITIES	---	(182,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under secured line of credit	(5,409,237)	1,005,374
Repayment of notes payable to directors	(50,000)	---
Principal payments on equipment contract payable and capital lease obligation	(216,920)	(34,634)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,676,157)	970,740

NET CASH USED IN OPERATING, INVESTING AND FINANCING ACTIVITIES	(50,832)	(586,257)

CASH ACQUIRED IN CONNECTION WITH KES ACQUISITION	---	913,194

CASH AND CASH EQUIVALENTS
Net increase (decrease)	(50,832)	326,937
Balance at beginning of period	998,835	674,880
Balance at end of period		$948,003		$1,001,817

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for -
Interest		$2,160,181		$191,034
Income taxes	$	---	$	---

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed distribution to sellers of KES Acquisition Company, LLC		$267,000	$	---
8% promissory notes payable to related parties issued in payment of accrued interest		$3,159,416	$	---
Preferred stock issued in connection with acquisition of KES Acquisition Company, LLC	$	---		$24,733,000
Notes payable issued in connection with acquisition of KES Acquisition Company, LLC	$	---		$39,493,000
Non-cash assets acquired in connection with acquisition of KES Acquisition Company, LLC	$	---		$37,019,827
Liabilities assumed in connection with acquisition of KES Acquisition Company, LLC	$	---		$36,255,513
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor’s basis	$	---		$63,104,423
Loan fees capitalized and added to note principal	$	---		$125,000

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

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

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months and six months ended March 31, 2006 and 2005, and the cash flows for the six months ended March 31, 2006 and 2005. The balance sheet as of September 30, 2005 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

The results of operations for the three months and six months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2006.

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

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky (see Note 2). The Company utilized substantially all of its available cash resources to fund such acquisition and will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES (see Note 2). In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and until recently has incurred losses. For the year ended September 30, 2005, operating income was $2,691,955 (which included the operations of the steel mini-mill for the seven month period March through September 2005), exclusive of interest expense. For the three months and six months ended March 31, 2006, operating income was $2,850,691 and $5,731,001, respectively, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a secured line of credit with General Electric Capital Corporation to fund its separate operations. As a result of improved operating performance of the steel mini-mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

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

Stock-Based Compensation

Through December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, and complied with the disclosure requirements of SFAS No. 123 (as modified by SFAS No. 48), “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense was recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounted for stock issued to non-employees in accordance with SFAS No. 123, which required entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addressed the measurement date and recognition approach for such transactions.

The Company recognized compensation expense related to variable awards in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For fixed awards, the Company recognized expense over the vesting period or the period of service.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amended SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Under this method, the Company began recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants.

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any new or modified grants during the three months ended March 31, 2006.

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company had one partially vested stock option outstanding at December 31, 2005 (see Note 6). This option fully vested during the three months ended March 31, 2006 and compensation cost of $6,750 was recognized during the period. As of March 31, 2006, there were no unvested stock options outstanding.

Although the expense for stock options that may be vested or granted in future periods cannot be determined at this time due to the uncertainty of the vesting or timing of future grants, the Company’s future stock price, and the related fair value calculation, the adoption of SFAS No. 123R could have a material effect on the Company’s future financial statements.

Pro forma information regarding net loss per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value of these options was estimated on the grant date using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is summarized as follows:

	Six Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net income (loss) - as reported	$906,650	$(1,208,130)	$(1,416,746)
Less: Total stock-based compensation expense determined under the fair value method for all awards	(13,500)	(6,750)	(6,750)
Net income (loss) - pro forma	$893,150	$(1,214,880)	$(1,423,496)

Net income (loss) per share - basic:
As reported	$0.02	$(0.03)	$(0.04)
Pro forma	$0.02	$(0.03)	$(0.04)

Net income (loss) per share - diluted:
As reported	$0.02	$(0.03)	$(0.04)
Pro forma	$0.02	$(0.03)	$(0.04)

Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share excludes any dilution for common stock equivalents and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted loss per share does not consider such dilution as its effect would be anti-dilutive.

At March 31, 2006 and 2005, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

	2006	2005

Stock options	1,405,404	1,405,404
Common stock purchase warrants	1,000,000	1,000,000

Concentrations

The Company’s cash balances exceeded federally-insured levels at March 31, 2006 and September 30, 2005. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located in the United States, as a result of which the Company believes that it had nominal risk with respect to its concentration of balances in cash and cash equivalents at such date.

During the three months ended March 31, 2006, the Company had two suppliers that accounted for approximately 59% of raw materials purchases, one supplier providing approximately 39% and the other supplier providing approximately 20%, of which $2,630,345 was included in accounts payable at March 31, 2006. During the three months ended March 31, 2006, the Company had two customers that accounted for approximately 20% of net sales, one customer providing approximately 11% and the other customer providing approximately 9%, of which $3,347,173 was included in accounts receivable at March 31, 2006.

During the six months ended March 31, 2006, the Company had two suppliers that accounted for approximately 54% of raw materials purchases, one supplier providing approximately 37% and the other supplier providing approximately 17%, of which $2,630,345 was included in accounts payable at March 31, 2006. During the six months ended March 31, 2006, the Company had two customers that accounted for approximately 19% of net sales, one customer providing approximately 11% and the other customer providing approximately 8%, of which $3,347,173 was included in accounts receivable at March 31, 2006.

Discontinued Operations

As of March 31, 2006 and September 30, 2005, the Company has accrued liabilities $2,984,660 remaining from its discontinued businesses. The accrued liabilities consist primarily of severance, lease payments and other costs related to the operations of the discontinued businesses.

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

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished Mill has been generating revenues since late January 2004. The current production capacity of the Mill for finished products, based on the current operating structure and man-hours worked, is approximately 200,000 short-tons per year, and the Mill is currently operating at approximately 99% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

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

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream currently has a 2.67% equity interest in KES Holdings (this percentage has increased from 1.00% as a result of the redemption of another member’s interest), as a result of which the Company has eliminated its $507,000 equity interest in the Notes and $267,000 equity interest in the 13% Series A Preferred Stock in the consolidated balance sheet at September 30, 2005, and its $507,000 equity interest in the Notes and $0 equity interest in the 13% Series A Preferred Stock in the consolidated balance sheet at March 31, 2006 (see Note 6). YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

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

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash", as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384. As of March 31, 2006, the balance outstanding on the notes was $39,493,000 (of which $1,849,300 was classified as a current liability) and the related accrued interest payable was $276,992 (which was classified as a current liability).

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

Pursuant to a further letter agreement dated April 11, 2006 and effective as of February 27, 2006 by and among Acquisition Corp. and the Note holders, the interest payment of $3,200,000 due on February 27, 2006 was paid by the delivery of short-term notes due February 27, 2007 in the principal amount of $3,200,000, with interest at 8% per annum. The balance outstanding on the notes, net of eliminations, was $3,159,416 at March 31, 2006. Accrued interest payable was $22,159 at March 31, 2006.

For the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES were collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA").  For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA.  At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended. Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the requirement that Acquisition Corp., KES Acquisition and Atacama KES collectively have, on a consolidated basis, in excess of $4,000,000 of EBITDA for the nine months ending September 30, 2005. The Company was in compliance with this minimum EBITDA requirement for the six months ended March 31, 2006.

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp., (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued or (iii) the first anniversary of Acquisition Corp.’s full and complete repayment of the Notes. In addition, beginning with the second anniversary of the initial issuance of the 13% Series A Preferred Stock, Acquisition Corp. will be required to use "free cash", as that term is defined in the Securities Purchase Agreement, to commence redeeming shares of 13% Series A Preferred Stock in increments of at least $4,000,000, with limited exceptions. As of September 30, 2005, the balance outstanding on the 13% Series A Preferred Stock was $24,733,000, and related accrued dividends payable were $1,885,129. As of March 31, 2006, the balance outstanding on the 13% Series A Preferred Stock was $25,000,000 and related accrued dividends payable were $3,526,027.

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

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). The proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753. At March 31, 2006, accrued interest payable with respect to the Subordinated Promissory Notes was $440,843.

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

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and in accordance with Emerging Issues Task Force (“EITF”) No. 88-16, “Basis in Leveraged Buyout Transactions”. As a result of the substantial and continuing relationships between YouthStream and the Sellers, and the provisions of EITF 88-16 that are required to be considered when determining the extent of fair value/predecessor basis to be used in recording the transaction, the Acquisition has been recorded at predecessor basis. Since the debt and equity held by the Sellers represented almost the entire amount of capital at risk both before and after the Acquisition, the application of the “monetary test” specified in Section 3 of EITF 88-16, which limits the portion of the purchase consideration that can be valued at fair value to the percentage of the total consideration that is monetary, was utilized by the Company in determining to record the transaction at predecessor basis. The excess of the purchase price over predecessor basis of the net assets acquired has been reflected as a deemed distribution of $63,104,423 to the Sellers at the date of acquisition in the consolidated financial statements.

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

The following is a summary of the assets acquired and liabilities assumed at predecessor basis at February 28, 2005.

Assets Acquired:
Cash	$	$ 913,194
Accounts receivable		10,781,836
Allowance for doubtful accounts		(328,351)
Inventories		18,762,218
Prepaid expenses and other current assets		904,271
Property, plant and equipment		6,630,012
Accumulated depreciation and amortization		(639,254)
Due from YouthStream Acquisition Corp.		187,702
Other non-current assets		721,393
Total assets acquired		37,933,021
Liabilities Assumed:
Accounts payable		9,566,327
Accrued expenses		1,267,016
Accrued interest payable		593,260
Deferred rent		165,413
Subordinated promissory notes payable		7,000,000
Line of credit		15,495,095
Equipment contract payable		291,223
Capital lease obligation		1,877,179
Total liabilities assumed		36,255,513

Net assets acquired		1,677,508
Adjustment to recognize minority interest		(331,981)
	$	$ 1,345,527

Total purchase consideration, net of intercompany eliminations of 2.67% interest held by KES Holdings:
8% Subordinated secured promissory notes payable	$	$ 39,493,000
13% Series A preferred stock		24,733,000
Net purchase consideration		64,226,000
Minority interests in equity		223,950
Adjustment to record deemed distribution to Sellers		(63,104,423)
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

Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months and six months ended March 31, 2006, net income allocable to the 19.99% minority shareholders was $58,966 and $30,229, respectively.

The following pro forma operating data shown below presents the results of operations for the three months and six months ended March 31, 2005, as if the Acquisition had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the Acquisition are not included in the net loss from continuing operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. Pro forma information for the three months and six months ended March 31, 2005 is summarized as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net sales	$26,250,401	$53,738,048
Cost of sales	25,038,468	50,798,656
Gross margin	1,211,933	2,939,392
Operating income	10,796	348,102
Interest expense	(2,307,088)	(4,624,056)
Minority interest	274,005	274,005
Net loss from continuing operations	$(2,022,553)	$(3,918,589)

Basic and diluted net loss per common share	$(0.05)	$(0.10)
Weighted average common shares outstanding	39,242,251	39,242,251

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

A summary of the Company's restricted and unrestricted assets, liabilities and equity at March 31, 2006 and at September 30, 2005 is presented below.

March 31, 2006	Unrestricted	Restricted	As Reported

Current assets	$603,862	$33,861,261	$34,465,123
Property, plant and equipment, net	-	5,202,662	5,202,662
Other assets	-	470,870	470,870
Total assets	$603,862	$39,534,793	$40,138,655

Current liabilities	$9,165,221	$32,080,466	$41,245,687
Non-current liabilities	76,485,295	1,361,623	77,846,918
Equity:
Retained earnings (accumulated deficit)	(351,342,764)	4,984,016	(346,358,748)
Other	266,296,110	1,108,688	267,404,798
Total liabilities and equity	$603,862	$39,534,793	$40,138,655

September 30, 2005	Unrestricted	Restricted	As Reported

Current assets	$261,740	$35,453,821	$35,715,561
Property, plant and equipment, net	-	5,567,745	5,567,745
Other assets	-	638,948	638,948
Total assets	$261,740	$41,660,514	$41,922,254

Current liabilities	$4,224,995	$30,411,237	$34,636,232
Non-current liabilities	78,257,234	8,629,138	86,886,372
Equity:
Retained earnings (accumulated deficit)	(348,435,183)	1,169,785	(347,265,398)
Other	266,214,694	1,450,354	267,665,048
Total liabilities and equity	$261,740	$41,660,514	$41,922,254

3. Inventories

Inventories are comprised of the following at March 31, 2006 and September 30, 2005:

	March 31, 2006	September 30, 2005
	(Unaudited)

Raw materials and scrap	$4,106,546	$2,954,405
Semi-finished goods	8,671,115	6,556,006
Finished goods	5,519,285	8,370,394
Total	$18,296,946	$17,880,805

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

Subordinated Secured Promissory Notes Payable to Related Parties

Subordinated secured promissory notes payable consist of seven notes payable aggregating $7,000,000 issued by KES Acquisition to three related parties. The proceeds from these notes were used to accelerate the development and expansion of the steel mini-mill’s operations prior to its acquisition by the Company. The notes bear interest at 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At March 31, 2006 and September 30, 2005, accrued interest payable with respect to the subordinated secured promissory notes payable was $440,843 and $1,085,753, respectively.

At March 31, 2006, the Company was not in compliance with certain covenants under its loan and security agreement with General Electric Capital Corporation (see below), which was an event of default under the terms of its subordinated secured promissory notes payable.  On June 26, 2006, the Company received a waiver of default from General Electric Capital Corporation, which cured the default under the subordinated secured promissory notes payable.

Secured Line of Credit

Effective March 24, 2004, KES Acquisition entered into a loan and security agreement, as amended, with GECC. Under the terms of the agreement, KES Acquisition has the ability to borrow up to $23,000,000, subject to limitations under the lender’s borrowing base formula and compliance with a minimum fixed charge coverage ratio. Interest is payable monthly in arrears on the outstanding principal balance at the index rate (defined as the thirty-day dealer commercial paper rate) plus 5.5% per annum. The line of credit matures on March 24, 2007, and is secured by all of the assets of KES Acquisition and a pledge of (i) the membership interests of KES Acquisition owned by Acquisition Corp. and (ii) the capital stock of Atacama KES owned by Acquisition Corp. As of March 31, 2006 and September 30, 2005, the balance outstanding on the line of credit was $13,600,142 and $19,009,379, respectively, which has been presented as a current liability in the consolidated balance sheet at such date due to the collateral securing such line of credit consisting primarily of current assets and the continuing uncertainty with respect to the Company’s ability to maintain compliance under the terms and conditions of the line of credit.

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

At March 31, 2006, December 31, 2005 and September 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

5. Commitment and Contingencies

Legal Proceedings

The Company and/or its subsidiary that owned its former operating business, Beyond the Wall, Inc., have periodically been defendants in various lawsuits and claims from various trade creditors and former landlords. Based on the Company’s contract relating to the sale of the Beyond the Wall, Inc. assets, certain of these claims are the responsibility of the buyer of the Beyond the Wall, Inc. business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at March 31, 2006 and September 30, 2005.

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

The Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $7,940,000 and $7,962,000 at March 31, 2006 and September 30, 2005, respectively.

6. Common and Preferred Stock

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

On February 15, 2005, the Company issued an option to purchase 200,000 shares of common stock to a new director, exercisable through February 15, 2012 at $0.30 per share, which was the fair market value on the date of issuance. The fair value of the option, calculated pursuant to the Black-Scholes option-pricing model, was $54,000 ($0.27 per share). The option vests over a 12-month period in equal monthly installments beginning March 1, 2005.

7. Income Taxes

Income tax expense was $65,000 and $128,000 for the three months and six months ended March 31, 2006, respectively, consisting of a provision for state income taxes. No federal income tax provision was provided for the three months and six months ended March 31, 2006 as a result of the utilization of the Company’s net operating loss carryforwards as described below. No federal or state income tax provision was provided for the three months and six months ended March 31, 2005 due to the Company reporting a pre-tax operating loss for such periods.

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

The Mill had been in operation for approximately forty years and was refurbished by KES Acquisition subsequent to its acquisition.  The refurbished Mill has been generating revenues since late January 2004. The current production capacity of the Mill for finished products, based on the current operating structure and man-hours worked, is approximately 200,000 short-tons per year, and the Mill is currently operating at approximately 99% of such annualized capacity. Management is focusing on developing the business and improving operating efficiencies.

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

As a result of these transactions, YouthStream owns 80.01% of the common stock, and 100% of the voting stock, of Acquisition Corp. The remaining 19.99% common stock interest in Acquisition Corp. is owned 62.55% by Atacama and 37.45% by KES Holdings. YouthStream currently has a 2.67% equity interest in KES Holdings (this percentage has increased from 1.00% as a result of the redemption of another member’s interest), as a result of which the Company has eliminated its $507,000 equity interest in the Notes and $267,000 equity interest in the 13% Series A Preferred Stock in the consolidated balance sheet at September 30, 2005, and its $507,000 equity interest in the Notes and $0 equity interest in the 13% Series A Preferred Stock in the consolidated balance sheet at March 31, 2006. YouthStream has consolidated the operations of the Mill through its ownership of KES Acquisition commencing March 1, 2005. As a result of the Acquisition, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

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

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash", as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384. As of March 31, 2006, the balance outstanding on the notes was $39,493,000 (of which $1,849,300 was classified as a current liability) and the related accrued interest payable was $276,992 (which was classified as a current liability).

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

Pursuant to a further letter agreement dated April 11, 2006 and effective as of February 27, 2006 by and among Acquisition Corp. and the Note holders, the interest payment of $3,200,000 due on February 27, 2006 was paid by the delivery of short-term notes due February 27, 2007 in the principal amount of $3,200,000, with interest at 8% per annum. The balance outstanding on the notes, net of eliminations, was $3,159,416, at March 31, 2006. Accrued interest payable was $22,159 at March 31, 2006.

For the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES were collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA").  For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA.  At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended. Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the requirement that Acquisition Corp., KES Acquisition and Atacama KES collectively have, on a consolidated basis, in excess of $4,000,000 of EBITDA for the nine months ending September 30, 2005. The Company was in compliance with this minimum EBITDA requirement for the six months ended March 31, 2006.

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp., (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued or (iii) the first anniversary of Acquisition Corp.’s full and complete repayment of the Notes. In addition, beginning with the second anniversary of the initial issuance of the 13% Series A Preferred Stock, Acquisition Corp. will be required to use "free cash", as that term is defined in the Securities Purchase Agreement, to commence redeeming shares of 13% Series A Preferred Stock in increments of at least $4,000,000, with limited exceptions. As of September 30, 2005, the balance outstanding on the 13% Series A Preferred Stock was $24,733,000, and related accrued dividends payable were $1,885,129. As of March 31, 2006, the balance outstanding on the 13% Series A Preferred Stock was $25,000,000 and related accrued dividends payable were $3,526,027.

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

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). The proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753. At March 31, 2006, accrued interest payable with respect to the Subordinated Promissory Notes was $440,843.

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

Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months and six months ended March 31, 2006, net income allocable to the 19.99% minority shareholders was $58,966 and $30,229, respectively.

Pro Forma Information

The following pro forma operating data shown below presents the results of operations for the three months and six months ended March 31, 2005, as if the Acquisition had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the Acquisition are not included in the net loss from continuing operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. Pro forma information for the three months and six months ended March 31, 2005 is summarized as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net sales	$26,250,401	$53,738,048
Cost of sales	25,038,468	50,798,656
Gross margin	1,211,933	2,939,392
Operating income	10,796	348,102
Interest expense	(2,307,088)	(4,624,056)
Minority interest	274,005	274,005
Net loss from continuing operations	$(2,022,553)	$(3,918,589)

Basic and diluted net loss per common share	$(0.05)	$(0.10)
Weighted average common shares outstanding	39,242,251	39,242,251

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

Recent Accounting Pronouncements and Developments:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company was required to adopt SFAS No. 123R effective January 1, 2006. Under this method, the Company will recognize compensation cost for equity-based compensation for all new or modified grants after the date of adoption. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. Although the expense for stock options that may be vested or granted in future periods cannot be determined at this time due to the uncertainty of the vesting or timing of future grants, the Company’s future stock price, and the related fair value calculation, the adoption of SFAS No. 123R could have a material effect on the Company’s future financial statements.

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

Results of Operations:

Effective February 25, 2004, the Company’s wholly-owned subsidiary, Beyond the Wall, Inc. (“BTW”), sold substantially all of its assets and operations to a group unaffiliated with the Company (which included certain former management of BTW). Effective February 28, 2005, the Company acquired the Mill, and the operations of the Mill have been consolidated commencing March 1, 2005. Accordingly, for the period from March 2004 through February 2005, the Company did not have any revenue-generating operations.

For the three months and six months ended March 31, 2005, the Company’s results of operations include the operations of the Mill for the month of March 2005 only.

As a result of the acquisition of the Mill, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Three Months Ended March 31, 2006 and 2005:

Net Sales. Net sales were $36,520,950 for the three months ended March 31, 2006, an average of $12,173,650 per month, as compared to net sales of $9,133,777 for the three months ended March 31, 2005. If the Company had owned the Mill for the three months ended March 31, 2005, pro forma net sales would have been $26,250,401, an average of $8,750,134 per month.

Cost of Sales. Cost of sales was $31,603,974 for the three months ended March 31, 2006, resulting in gross profit of $4,916,976 and a gross profit margin of 13.5%. Cost of sales was $8,472,228 for the three months ended March 31, 2005, resulting in a gross profit of $661,549 and a gross profit margin of 7.2%. If the Company had owned the Mill for the three months ended March 31, 2005, pro forma gross profit would have been $1,211,933 and the gross profit margin would have been 4.6%.

Selling Expenses. For the three months ended March 31, 2006, selling expenses were $410,185 or 1.1% of sales, as compared to selling expenses of $112,058 or 1.2% of sales for the three months ended March 31, 2005. Selling expenses consist primarily of sales commissions and personnel-related costs.

General and Administrative Expenses. For the three months ended March 31, 2006, general and administrative expenses were $1,656,100 or 4.5% of sales, as compared to general and administrative expenses of $404,486 or 4.4% of sales. General and administrative expenses consist primarily of management and office compensation and related costs, legal and accounting fees, and insurance costs at both corporate and the Mill.

Income (Loss) from Operations. Income from operations was $2,850,691 for the three months ended March 31, 2006, as compared to income from operations of $145,005 for the three months ended March 31, 2005.

Interest Income. Interest income was $103 for the three months ended March 31, 2006, as compared to $11,169 for the three months ended March 31, 2005.

Interest Expense. For the three months ended March 31, 2006, interest expense was $2,348,788, which included interest expense related to the 8% notes payable of $799,259 and the 13% Series A Preferred Stock of $801,370 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $207,122 and the 4% notes payable of $10,963.

For the three months ended March 31, 2005, interest expense was $826,494, which included interest expense related to the 8% notes payable of $268,336 and the 13% Series A Preferred Stock of $273,079 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $71,342 and the 4% notes payable of $10,000.

Transaction Costs Related to KES Acquisition. The Company incurred $792,954 of costs with respect to the acquisition of the Mill, which were charged to operations during the three months ended March 31, 2005. Included in such costs was $187,702 of transaction costs incurred by KES Acquisition.

Other Income (Expense). For the three months ended March 31,2006, other income was $79,110, as compared to other expense of $12,967 for the three months ended March 31, 2005.

Income (Loss) before Income Taxes and Minority Interest. Income before income taxes and minority interest was $581,116 for the three months ended March 31, 2006, as compared to a loss of $(1,476,241) for the three months ended March 31, 2005.

Income Taxes. Income tax expense was $65,000 for the three months ended March 31, 2006, consisting of a provision for state income taxes. No federal income tax provision was provided for the three months ended March 31, 2006 as a result of the utilization of the Company’s net operating loss carryforwards. No federal or state income tax provision was provided for the three months ended March 31, 2005 due to the Company reporting a pre-tax operating loss for such period.

Income (Loss) before Minority Interest. Income before minority interest was $516,116 for the three months ended March 31, 2006, as compared to a loss before minority interest of $(1,476,241) for the three months ended March 31, 2005.

Minority Interest - Related Parties. Minority interest - related parties was $0 for the three months ended March 31, 2006 and $268,111 for the three months ended March 31, 2005. Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months ended March 31, 2006, net income allocable to the 19.99% minority shareholders was $58,966.

Net Income (Loss). Net income was $516,116 for the three months ended March 31, 2006, as compared a loss of $(1,208,130) for the three months ended March 31, 2005.

Six Months Ended March 31, 2006 and 2005:

Net Sales. Net sales were $70,003,792 for the six months ended March 31, 2006, an average of $11,667,298 per month, as compared to net sales of $9,133,777 for the six months ended March 31, 2005. If the Company had owned the Mill for the six months ended March 31, 2005, pro forma net sales would have been $53,738,048, an average of $8,956,341 per month.

Cost of Sales. Cost of sales was $60,479,506 for the six months ended March 31, 2006, resulting in gross profit of $9,524,286 and a gross profit margin of 13.6%. Cost of sales was $8,472,228 for the six months ended March 31, 2005, resulting in a gross profit of $661,549 and a gross profit margin of 7.2%. If the Company had owned the Mill for the six months ended March 31, 2005, pro forma gross profit would have been $2,939,392 and the gross profit margin would have been 5.5%.

Selling Expenses. For the six months ended March 31, 2006, selling expenses were $795,756 or 1.1% of sales, as compared to selling expenses of $112,058 or 1.2% of sales for the six months ended March 31, 2005. Selling expenses consist primarily of sales commissions and personnel-related costs.

General and Administrative Expenses. For the six months ended March 31, 2006, general and administrative expenses were $2,997,529 or 4.3% of sales, as compared to general and administrative expenses of $599,157 or 6.6% of sales. General and administrative expenses consist primarily of management and office compensation and related costs, legal and accounting fees, and insurance costs at both corporate and the Mill.

Income (Loss) from Operations. Income from operations was $5,731,001 for the six months ended March 31, 2006, as compared to a loss from operations of $(49,666) for the six months ended March 31, 2005.

Interest Income. Interest income was $202 for the six months ended March 31, 2006, as compared to $25,534 for the six months ended March 31, 2005.

Interest Expense. For the six months ended March 31, 2006, interest expense was $4,782,352, which included interest expense related to the 8% notes payable of $1,606,183 and the 13% Series A Preferred Stock of $1,640,898 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $418,849 and the 4% notes payable of $21,848.

For the six months ended March 31, 2005, interest expense was $837,066, which included interest expense related to the 8% notes payable of $268,336 and the 13% Series A Preferred Stock of $273,079 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $71,342 and the 4% notes payable of $21,223.

Transaction Costs Related to KES Acquisition. The Company incurred $792,954 of costs with respect to the acquisition of the Mill, which were charged to operations during the six months ended March 31, 2005. Included in such costs was $187,702 of transaction costs incurred by KES Acquisition.

Other Income (Expense). For the six months ended March 31, 2006, other income was $85,799, as compared to other expense of $30,705 for the six months ended March 31, 2005.

Income (Loss) before Income Taxes and Minority Interest. Income before income taxes and minority interest was $1,034,650 for the six months ended March 31, 2006, as compared to a loss of $(1,684,857) for the six months ended March 31, 2005.

Income Taxes. Income tax expense was $128,000 for the six months ended March 31, 2006, consisting of a provision for state income taxes. No federal income tax provision was provided for the six months ended March 31, 2006 as a result of the utilization of the Company’s net operating loss carryforwards. No federal or state income tax provision was provided for the six months ended March 31, 2005 due to the Company reporting a pre-tax operating loss for such period.

Income (Loss) before Minority Interest. Income before minority interest was $906,650 for the six months ended March 31, 2006, as compared to a loss before minority interest of $(1,684,857) for the six months ended March 31, 2005.

Minority Interest - Related Parties. Minority interest - related parties was $0 for the six months ended March 31, 2006 and $268,111 for the six months ended March 31, 2005. Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the six months ended March 31, 2006, net income allocable to the 19.99% minority shareholders was $30,229.

Net Income (Loss). Net income was $906,650 for the six months ended March 31, 2006, as compared a loss of $(1,416,746) for the six months ended March 31, 2005.

Liquidity and Capital Resources - March 31, 2006:

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

As of March 31, 2006 and September 30, 2005, the balance outstanding on the line of credit was $13,600,142 and $19,009,379, respectively, which has been presented as a current liability in the consolidated balance sheet at such date due to the collateral securing such line of credit consisting primarily of current assets and the continuing uncertainty with respect to the Company’s ability to maintain compliance under the terms and conditions of the line of credit.

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

At March 31, 2006, December 31, 2005 and September 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

To the extent that the Mill generates taxable income in the future, the Tax Sharing Agreement with Acquisition Corp. and Atacama KES will generate cash payments to YouthStream equal to 50% of their respective “separate company tax liability”, subject to compliance with the GECC secured line of credit. At September 30, 2005, the tax sharing payment due to YouthStream was $342,292, which was received in December 2005. At December 31, 2005, the tax sharing payment due to YouthStream was $374,824, which was received in February 2006. At March 31, 2006, the tax sharing payment due to YouthStream was $318,066, which was received, net of certain intercompany offsets, in July 2006. YouthStream has approximately $255,000,000 of federal net operating loss carryovers currently available to offset any federal income tax liability of Acquisition Corp and Atacama KES in subsequent periods. YouthStream expects that its federal net operating loss carryovers will be sufficient to absorb most of any future federal income tax liability of Acquisition Corp. and Atacama KES.

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

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky. The Company utilized substantially all of its available cash resources to fund such acquisition and will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and until recently has incurred losses. For the year ended September 30, 2005, operating income was $2,691,955 (which included the operations of the steel mini-mill for the seven month period March through September 2005), exclusive of interest expense. For the three months and six months ended March 31, 2006, operating income was $2,850,691 and $5,731,001, respectively, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a secured line of credit with General Electric Capital Corporation to fund its separate operations. As a result of improved operating performance of the steel mini-mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

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

Operating Activities. During the six months ended March 31, 2006, the Company generated $5,625,325 of cash in operating activities, both to fund the corporate overhead of YouthStream and to fund the operations of the Mill. During the six months ended March 31, 2006, the Company used $1,374,116 of cash in operating activities to fund its corporate general and administrative expenses.

Investing Activities. During the six months ended March 31, 2005, net cash used in investing activities was $182,881, which consisted of principal and interest payments on the Beyond the Wall note receivable that the Company received in the February 2004 sale of the assets and operations of Beyond the Wall, reduced by deferred costs related to the KES transaction of $430,108. During the six months ended March 31, 2006, the Company did not have any investing activities.

Financing Activities. During the six months ended March 31, 2006, net cash utilized in financing activities was $5,676,157, consisting of $5,409,237 to reduce borrowings under the secured line of credit with GECC, the repayment of $50,000 of short-term notes payable to certain directors, and payments on an equipment contract payable and capital lease obligation of $216,920. During the six months ended March 31, 2005, net cash generated by financing activities was $970,740, consisting of $1,005,374 of borrowings under the secured line of credit with GECC, reduced by payments on an equipment contract payable and capital lease obligation of $34,634.

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

A summary of the Company's restricted and unrestricted assets, liabilities and equity at March 31, 2006 and at September 30, 2005 is presented below.

March 31, 2006	Unrestricted	Restricted	As Reported

Current assets	$603,862	$33,861,261	$34,465,123
Property, plant and equipment, net	-	5,202,662	5,202,662
Other assets	-	470,870	470,870
Total assets	$603,862	$39,534,793	$40,138,655

Current liabilities	$9,165,221	$32,080,466	$41,245,687
Non-current liabilities	76,485,295	1,361,623	77,846,918
Equity:
Retained earnings (accumulated deficit)	(351,342,764)	4,984,016	(346,358,748)
Other	266,296,110	1,108,688	267,404,798
Total liabilities and equity	$603,862	$39,534,793	$40,138,655

September 30, 2005	Unrestricted	Restricted	As Reported

Current assets	$261,740	$35,453,821	$35,715,561
Property, plant and equipment, net	-	5,567,745	5,567,745
Other assets	-	638,948	638,948
Total assets	$261,740	$41,660,514	$41,922,254

Current liabilities	$4,224,995	$30,411,237	$34,636,232
Non-current liabilities	78,257,234	8,629,138	86,886,372
Equity:
Retained earnings (accumulated deficit)	(348,435,183)	1,169,785	(347,265,398)
Other	266,214,694	1,450,354	267,665,048
Total liabilities and equity	$261,740	$41,660,514	$41,922,254

Principal Commitments:

At March 31, 2006, the Company's principal commitments consisted of the following obligations:

		Payments Due by 12 Month Periods Ending March 31, (in thousands)
Contractual cash obligations	Total	2007	2008	2009	2010	2011	There-after

4% notes payable	$4,917	$-	$-	$-	$-	$4,917	$-
12% subordinated promissory notes payable	7,000	7,000	-	-	-	-	-
8% subordinated secured promissory notes payable	39,493	1,849	925	925	925	6,974	27,895
8% subordinated secured promissory notes payable - interest	3,159	3,159
Secured line of credit	13,600	13,600	-	-	-	-	-
Operating leases	1,380	422	393	390	175	-	-
Capital lease obligation	1,505	401	466	540	98	-	-
Equipment contact payable	212	81	89	42	-	-	-
Management services agreement	2,508	700	700	700	408	-	-
4% Series A Preferred Stock subject to mandatory redemption	5,269	-	-	-	-	5,269	-
13% Series A Preferred Stock of subsidiary subject to mandatory redemption, excluding accrued dividends (assumes adequate defined “free cash flow” to fund payments)	26,618	3,958	3,958	3,958	3,958	3,958	6,828
Total contractual cash obligations	$105,661	$31,170	$6,531	$6,555	$5,564	$21,118	$34,723

At March 31, 2006 and September 30, 2005, the Company did not have any material commitments for capital expenditures.

At March 31, 2006 and September 30, 2005, the Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $7,940,000 and $7,962,000, respectively.

Off-Balance Sheet Arrangements:

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at March 31, 2006 or September 30, 2005.

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

YOUTHSTREAM MEDIA NETWORKS, INC.
(Registrant)

DATE: August 30, 2006	By: /s/ JONATHAN V. DIAMOND
Jonathan V. Diamond
Chief Executive Officer

DATE: August 30, 2006	By: /s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002