Form 10QSB
period 2006-06-30
YOUTHSTREAM MEDIA NETWORKS INC
filed 2006-09-15
CIK 1103926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 31, 2006, the issuer had 39,242,251 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Documents incorporated by reference: None.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES

EXPLANATORY NOTES

The statements included in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 (the “Report”) regarding future financial performance and results and other statements that are not historical facts constitute forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions the reader that actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the following: (i) cyclical changes in market supply and demand for steel, (ii) general economic conditions affecting steel consumption, (iii) U.S. or foreign trade policy affecting the price of imported steel, (iv) governmental monetary or fiscal policy in the U.S. and other major international economies, (v) increased price competition brought about by excess domestic and global steelmaking capacity and imports of low priced steel, (vi) continued consolidation in the domestic and global steel industry, resulting in larger producers with much greater market power to affect price and/or supply, (vii) changes in the availability or cost of steel scrap, which has risen dramatically over the past few years, (viii) periodic fluctuations in the availability and cost of electricity, natural gas or other utilities, (ix) the occurrence of unanticipated equipment failures and plant outages or the occurrences of extraordinary operating expenses, (x) competitive actions by the Company’s domestic and foreign competitors, (xi) margin squeeze or compression resulting from the Company’s inability to pass through to its customers, price increases or surcharges, the increased cost of raw materials and supplies, (xii) loss of business from one or more major customers or end-users, (xiii) labor unrest, work stoppages and/or strikes involving the Company’s workforce, those of its important suppliers or customers, or those affecting the steel industry in general, (xiv) the effect of the elements upon the Company’s production or upon the production or needs of its important suppliers or customers, (xv) the impact of, or changes in, environmental laws or in the application of other legal or regulatory requirements upon the Company’s production processes or costs of production or upon those of its suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or the Kentucky Department for Environmental Protection, (xvi) private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of the Company’s reserves, the availability or adequacy of its insurance coverage, its financial well-being or its business and assets, (xvii) changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities, (xviii) changes in the Company’s business strategies or development plans which it may adopt or which may be brought about in response to actions by its suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any planned or potential projects, acquisitions, joint ventures or strategic alliances; and (xix) the impact of regulatory or other governmental permits or approvals, litigation, construction delays, cost overruns, technology risk or operational complications upon the Company’s ability to complete, start-up or continue to profitably operate a project or a new business, or to complete, integrate and operate any potential acquisitions as anticipated. The Company is also subject to general business risks, including management's success in continuing to settle the Company's outstanding obligations from its prior business activities, results of tax audits, adverse state, federal or foreign legislation and regulation, changes in general economic factors, the Company's ability to retain and attract key employees, acts of war or global terrorism, and unexpected natural disasters. Any forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of the date hereof, and, subject to applicable law, the Company assumes no obligation to update any forward-looking statements.

i

ii

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$933,747	$998,835
Accounts receivable, less allowance for doubtful accounts of $932,019 at June 30, 2006 and $747,399 at September 30, 2005	12,277,210	14,668,539
Inventories	19,242,246	17,880,805
Prepaid expenses and other current assets	1,103,507	2,167,382

Total current assets	33,556,710	35,715,561

Property, plant and equipment	6,630,012	6,630,012
Less accumulated depreciation and amortization	(1,609,892)	(1,062,267)
Property, plant and equipment, net	5,020,120	5,567,745

Other assets:
Deferred loan costs, net of amortization of $690,130 at June 30, 2006 and $438,913 at September 30, 2005	246,695	422,913
Deposits	215,435	216,035
Total other assets	462,130	638,948
Total assets	$39,038,960	$41,922,254

(continued)

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2006	September 30, 2005
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$8,883,565	$9,008,612
Accrued expenses	3,380,003	2,048,481
Accrued interest payable:
12% subordinated promissory notes payable to related parties	209,425	1,085,753
8% subordinated promissory notes payable to related parties	1,149,862	---
Notes payable to directors	---	50,000
Secured line of credit	9,890,679	19,009,379
12% subordinated promissory notes payable to related parties	7,000,000	---
8% subordinated promissory notes payable to related parties	3,159,416	---
Current portion of 8% subordinated promissory notes payable to related parties	1,849,300	---
Current portion of equipment contract payable	82,652	77,091
Current portion of capital lease obligation	416,291	372,256
Liabilities related to discontinued operations	2,984,660	2,984,660
Total current liabilities	39,005,853	34,636,232

Non-current liabilities:
Accrued interest payable:
4% note payable to investor	137,419	107,419
8% subordinated promissory notes payable to related parties	---	1,852,384
4% note payable to related party, plus cumulative interest of $952,775	3,952,775	3,952,775
4% note payable to investor, net of unamortized discount	967,082	964,194
8% subordinated secured promissory notes payable to related parties, less current portion	37,643,700	39,493,000
12% subordinated promissory notes payable to related parties	---	7,000,000
Equipment contract payable, less current portion	109,977	172,714
Capital lease obligation, less current portion	994,102	1,312,064
Deferred rent	117,188	144,360

Preferred stock of subsidiary subject to mandatory redemption; issued and outstanding at June 30, 2006 - 25,000 shares, and at September 30, 2005 - 24,733 shares of Series A 13% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $1,000.00 per share, plus cumulative dividends of $4,336,301 at June 30, 2006 and $1,885,129 at September 30, 2005	29,336,301	26,618,129

Preferred stock subject to mandatory redemption; issued and outstanding at June 30, 2006 and September 30, 2005 - 1,000,000 shares of Series A 4% cumulative, non-convertible, redeemable preferred stock, mandatory redemption and liquidation value of $4.00 per share, plus cumulative dividends of $1,269,333	5,269,333	5,269,333

Minority interest - related parties	---	---
Total liabilities	117,533,730	121,522,604

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.01 par value; authorized - 5,000,000 shares; issued and outstanding at June 30, 2006 and September 30, 2005 - 1,000,000 shares of Series A preferred stock (classified in long-term liabilities as preferred stock subject to mandatory redemption)
	---	---
Common stock, $0.01 par value; authorized - 100,000,000 shares; issued - 39,849,751 shares; outstanding -39,242,251 shares at June 30, 2006 and September 30, 2005	398,486	398,486
Additional paid-in capital	267,835,888	268,096,138
Accumulated deficit	(345,899,568)	(347,265,398)
Treasury stock - 607,500 shares, at cost	(829,576)	(829,576)
Total stockholders’ deficiency	(78,494,770)	(79,600,350)
Total liabilities and stockholders’ deficiency	$39,038,960	$41,922,254

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

NET SALES	$34,284,157	$29,127,566	$104,287,949	$38,261,343

COSTS AND EXPENSES
Cost of sales	29,407,919	27,194,477	89,887,425	35,666,705
Selling	389,025	300,486	1,184,781	412,544
General and administrative	1,559,607	994,051	4,557,136	1,593,208
	31,356,551	28,489,014	95,629,342	37,672,457
Income from operations	2,927,606	638,552	8,658,607	588,886

OTHER INCOME (EXPENSE)
Interest income	119	9,944	321	35,478
Interest expense: 13% Series A Preferred Stock	(810,274)	(801,621)	(2,451,172)	(1,074,700)
Notes payable to related parties	(1,060,135)	(997,121)	(3,085,168)	(1,336,799)
Other	(454,385)	(573,146)	(1,570,806)	(797,455)
Transaction costs related to KES acquisition	---	(280,773)	---	(1,073,727)
Other income (expense), net	2,249	4,216	88,048	(26,489)
Other income (expense), net	(2,322,426)	(2,638,501)	(7,018,777)	(4,273,692)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	605,180	(1,999,949)	1,639,830	(3,684,806)
Income taxes	146,000	---	274,000	---
INCOME (LOSS) BEFORE MINORITY INTEREST	459,180	(1,999,949)	1,365,830	(3,684,806)

MINORITY INTEREST - related parties	---	162,820	---	430,931

NET INCOME (LOSS)	$459,180	$(1,837,129)	$1,365,830	$(3,253,875)

NET INCOME (LOSS) PER COMMON SHARE -
Basic	$0.01	$(0.05)	$0.03	$(0.08)
Diluted	$0.01	$(0.05)	$0.03	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic	39,242,251	39,242,251	39,242,251	39,242,251
Diluted	39,971,097	39,242,251	40,067,251	39,242,251

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2006

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances at October 1, 2005	39,849,751	$398,486	$268,096,138	$(347,265,398)	$(829,576)	$(79,600,350)
Fair value of stock options	--	--	6,750	--	--	6,750
Deemed distribution to sellers of KES Acquisition Company, LLC	--	--	(267,000)	--	--	(267,000)
Net income	--	--	--	1,365,830	--	1,365,830
Balances at June 30, 2006	39,849,751	$398,486	$267,835,888	$(345,899,568)	$(829,576)	$(78,494,770)

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2006		2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$1,365,830		$(3,253,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in liabilities related to discontinued operations		---		(27,727)
Depreciation and amortization		547,625		245,452
Stock-based compensation		6,750		---
Amortization of original issue discount on subordinated notes payable		2,888		1,951
Amortization of deferred loan costs		251,218		152,456
Write-off of fixed assets		---		20,430
Write-off of KES acquisition costs		---		362,846
Minority interest - related parties		---		(430,931)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable, net		2,391,329		(2,202,051)
Inventories		(1,361,441)		3,294,122
Accrued interest receivable		---		(31,259)
Prepaid expenses		1,063,875		(258,264)
Deposits		600		---
Increase (decrease) in -
Accounts payable		(125,047)		(2,326,412)
Accrued interest and dividends payable		4,061,738		2,411,499
Accrued expenses		1,331,522		(575,794)
Deferred rent		(27,172)		(12,030)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		9,509,715		(2,629,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal and interest payments on BTW note receivable		---		247,227
NET CASH PROVIDED BY INVESTING ACTIVITIES		---		247,227

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under secured line of credit		(9,193,700)		1,410,683
Repayment of notes payable to directors		(50,000)		---
Principal payments on equipment contract payable and capital lease obligation		(331,103)		(131,440)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(9,574,803)		1,279,243

NET CASH USED IN OPERATING, INVESTING AND FINANCING ACTIVITIES		(65,088)		(1,103,117)

CASH ACQUIRED IN CONNECTION WITH KES ACQUISITION		---		913,194

CASH AND CASH EQUIVALENTS
Net decrease		(65,088)		(189,923)
Balance at beginning of period		998,835		674,880
Balance at end of period		$933,747		$484,957

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for -
Interest		$3,045,408		$777,455
Income taxes	$	---	$	---

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed distribution to sellers of KES Acquisition Company, LLC		$267,000	$	---
8% promissory notes payable to related parties issued in payment of accrued interest		$3,159,416	$	---
Preferred stock issued in connection with acquisition of KES Acquisition Company, LLC	$	---		$24,733,000
Notes payable issued in connection with acquisition of KES Acquisition Company, LLC	$	---		$39,493,000
Non-cash assets acquired in connection with acquisition of KES Acquisition Company, LLC	$	---		$37,019,827
Liabilities assumed in connection with acquisition of KES Acquisition Company, LLC	$	---		$36,255,513
Deemed distribution to sellers of KES Acquisition Company, LLC in excess of predecessor’s basis	$	---		$63,104,423
Loan fees capitalized and added to note principal		$75,000		$125,000

See accompanying notes to condensed consolidated financial statements.

YOUTHSTREAM MEDIA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

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

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring accruals, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three months and nine months ended June 30, 2006 and 2005, and the cash flows for the nine months ended June 30, 2006 and 2005. The balance sheet as of September 30, 2005 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

The results of operations for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2006.

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

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky (see Note 2). The Company utilized substantially all of its available cash resources to fund such acquisition and will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES (see Note 2). In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and until recently has incurred losses. For the year ended September 30, 2005, operating income was $2,691,955 (which included the operations of the steel mini-mill for the seven month period March through September 2005), exclusive of interest expense. For the three months and nine months ended June 30, 2006, operating income was $2,927,606 and $8,658,607, respectively, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a secured line of credit with General Electric Capital Corporation to fund its separate operations. As a result of improved operating performance of the steel mini-mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

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

In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company had one partially vested stock option outstanding at December 31, 2005 (see Note 6). This option fully vested during the six months ended June 30, 2006 and compensation cost of $6,750 was recognized during the period. On June 26, 2006, the Company issued an option to purchase 200,000 shares of common stock to a new director, exercisable through June 26, 2013 at $0.12 per share, which was the fair market value on the date of issuance. The fair value of the option, calculated pursuant to the Black-Scholes option-pricing model, was $24,000 ($0.12 per share). The option vests over a 12-month period in equal monthly installments beginning July 1, 2006 (see Note 6).

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is summarized as follows:

	Nine Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Net income (loss) - as reported	$1,365,830	$(1,837,129)	$(3,253,875)

Less: Total stock-based compensation expense determined under the fair value method for all awards	(13,500)	(13,500)	(20,250)

Net income (loss) - pro forma	$1,352,330	$(1,850,629)	$(3,274,125)

Net income (loss) per share - basic:

As reported	$0.03	$(0.05)	$(0.08)

Pro forma	$0.03	$(0.05)	$(0.08)

Net income (loss) per share - diluted:

As reported	$0.03	$(0.05)	$(0.08)

Pro forma	$0.03	$(0.05)	$(0.08)

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

At June 30, 2006 and 2005, potentially dilutive securities entitling the holder thereof to acquire shares of common stock are summarized as follows:

	2006	2005

Stock options	1,605,404	1,405,404
Common stock purchase warrants	1,000,000	1,000,000

Concentrations

The Company’s cash balances exceeded federally-insured levels at June 30, 2006 and September 30, 2005. The Company minimizes its credit risk by investing its cash and cash equivalents with major banks and financial institutions located in the United States, as a result of which the Company believes that it had nominal risk with respect to its concentration of balances in cash and cash equivalents at such date.

During the three months ended June 30, 2006, the Company had two suppliers that accounted for approximately 53% of raw materials purchases, one supplier providing approximately 30% and the other supplier providing approximately 23%, of which $2,624,138 was included in accounts payable at June 30, 2006. During the three months ended June 30, 2006, the Company had two customers that accounted for approximately 21% of net sales, one customer providing approximately 11% and the other customer providing approximately 10%, of which $2,933,411 was included in accounts receivable at June 30, 2006.

During the nine months ended June 30, 2006, the Company had two suppliers that accounted for approximately 54% of raw materials purchases, one supplier providing approximately 35% and the other supplier providing approximately 19%, of which $2,624,138 was included in accounts payable at June 30, 2006. During the nine months ended June 30, 2006, the Company had one customer that accounted for approximately 11% of net sales, of which $2,724,484 was included in accounts receivable at June 30, 2006.

Discontinued Operations

As of June 30, 2006 and September 30, 2005, the Company has accrued liabilities $2,984,660 remaining from its discontinued businesses. The accrued liabilities consist primarily of severance, lease payments and other costs related to the operations of the discontinued businesses.

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

On September 22, 2005, the Securities and Exchange Commission ("SEC") issued rules to delay by one year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral to comply with the internal control reporting requirements until its fiscal year ending September 30, 2007. On August 9, 2006, the SEC issued two releases that when adopted are designed to grant smaller public companies further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Subsequent to the Acquisition, the management of the Mill continued unchanged. The Acquisition did not result in any change in the Mill’s business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by the Acquisition.

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

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash", as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384. As of June 30, 2006, the balance outstanding on the notes was $39,493,000 (of which $1,849,300 was classified as a current liability) and the related accrued interest payable was $1,064,688 (which was classified as a current liability).

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

Pursuant to a further letter agreement dated April 11, 2006 and effective as of February 27, 2006 by and among Acquisition Corp. and the Note holders, the interest payment of $3,200,000 due on February 27, 2006 was paid by the delivery of short-term notes due February 27, 2007 in the principal amount of $3,200,000, with interest at 8% per annum. The balance outstanding on the notes, net of eliminations, was $3,159,416 at June 30, 2006. Accrued interest payable was $85,174 at June 30, 2006.

For the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES were collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA").  For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA.  At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended. Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the requirement that Acquisition Corp., KES Acquisition and Atacama KES collectively have, on a consolidated basis, in excess of $4,000,000 of EBITDA for the nine months ending September 30, 2005. The Company was in compliance with this minimum EBITDA requirement for the nine months ended June 30, 2006.

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp., (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued or (iii) the first anniversary of

Acquisition Corp.’s full and complete repayment of the Notes. As of September 30, 2005, the balance outstanding on the 13% Series A Preferred Stock was $24,733,000, and related accrued dividends payable were $1,885,129. As of June 30, 2006, the balance outstanding on the 13% Series A Preferred Stock was $25,000,000 and related accrued dividends payable were $4,336,301.

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

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). The proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753. At June 30, 2006, accrued interest payable with respect to the Subordinated Promissory Notes was $209,425.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC ("Libra/KES"), the Manager of KES Holdings, and has an economic interest in KES Holdings through his relationship with Libra Securities, LLC ("Libra Securities"). Jess M. Ravich, a director of YouthStream effective as of June 26, 2006, is a principal of Libra/KES. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in KES Holdings. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan in connection with his election to the Board of Directors. Through his positions at Libra/KES, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Securities Holdings, LLC, the parent of Libra Securities, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

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

Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months and nine months ended June 30, 2006, net income allocable to the 19.99% minority shareholders was $26,210 and $56,439, respectively.

The following pro forma operating data shown below presents the results of operations for the three months and nine months ended June 30, 2005, as if the Acquisition had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the Acquisition are not included in the net loss from continuing operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. Pro forma information for the three months and nine months ended June 30, 2005 is summarized as follows:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Net sales	$29,127,566	$82,865,839
Cost of sales	27,194,477	77,993,132
Gross margin	1,933,089	4,872,707
Operating income	638,552	1,066,767
Interest expense	(2,371,888)	(7,075,831)
Minority interest	218,439	218,439
Net loss from continuing operations	$(1,500,737)	$(5,693,104)

Basic and diluted net loss per common share	$(0.04)	$(0.15)
Weighted average common shares outstanding	39,242,251	39,242,251

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

A summary of the Company's restricted and unrestricted assets, liabilities and equity at June 30, 2006 (unaudited) and at September 30, 2005 is presented below.

June 30, 2006	Unrestricted	Restricted	As Reported

Current assets	$878,875	$32,677,835	$33,556,710
Property, plant and equipment, net	-	5,020,120	5,020,120
Other assets	-	462,130	462,130

Total assets	$878,875	$38,160,085	$39,038,960

Current liabilities	$10,182,245	$28,823,608	$39,005,853
Non-current liabilities	77,306,610	1,221,267	78,527,877
Equity:
Retained earnings (accumulated deficit)	(352,337,270)	6,437,702	(345,899,568)
Other	265,727,290	1,677,508	267,404,798

Total liabilities and equity	$878,875	$38,160,085	$39,038,960

September 30, 2005	Unrestricted	Restricted	As Reported

Current assets	$261,740	$35,453,821	$35,715,561
Property, plant and equipment, net	-	5,567,745	5,567,745
Other assets	-	638,948	638,948

Total assets	$261,740	$41,660,514	$41,922,254

Current liabilities	$4,224,995	$30,411,237	$34,636,232
Non-current liabilities	78,257,234	8,629,138	86,886,372
Equity:
Retained earnings (accumulated deficit)	(348,435,183)	1,169,785	(347,265,398)
Other	266,214,694	1,450,354	267,665,048

Total liabilities and equity	$261,740	$41,660,514	$41,922,254

3. Inventories

Inventories are comprised of the following at June 30, 2006 and September 30, 2005:

	June 30, 2006	September 30, 2005
	(Unaudited)

Raw materials and scrap	$3,669,997	$2,954,405
Semi-finished goods	6,251,028	6,556,006
Finished goods	9,321,221	8,370,394
Total	$19,242,246	$17,880,805

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

Subordinated Secured Promissory Notes Payable to Related Parties

Subordinated secured promissory notes payable consist of seven notes payable aggregating $7,000,000 issued by KES Acquisition to three related parties. The proceeds from these notes were used to accelerate the development and expansion of the steel mini-mill’s operations prior to its acquisition by the Company. The notes bear interest at 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At June 30, 2006 and September 30, 2005, accrued interest payable with respect to the subordinated secured promissory notes payable was $209,425 and $1,085,753, respectively.

At June 30, 2006, KES Acquisition was in compliance with all terms and covenants relating to its subordinated secured promissory notes payable.

On August 29, 2006, the subordinated secured promissory notes were amended and restated to extend their maturity date to March 31, 2010, with all other terms and conditions described above remaining substantially the same.

On August 31, 2006, the Company made a principal payment on the subordinated secured promissory notes of $4,000,000.

Secured Line of Credit

Effective March 24, 2004, KES Acquisition entered into a loan and security agreement, as amended, with GECC. Under the terms of the agreement, KES Acquisition has the ability to borrow up to $23,000,000, subject to limitations under the lender’s borrowing base formula and compliance with a minimum fixed charge coverage ratio. Interest is payable monthly in arrears on the outstanding principal balance at the index rate (defined as the thirty-day dealer commercial paper rate) plus 3.5% per annum. The line of credit originally matured on March 24, 2007, however, was extended to March 24, 2010 on August 27, 2006 (see below), and is secured by all of the assets of KES Acquisition and a pledge of (i) the membership interests of KES Acquisition owned by Acquisition Corp. and (ii) the capital stock of Atacama KES owned by Acquisition Corp. As of June 30, 2006 and September 30, 2005, the balance outstanding on the line of credit was $9,890,679 and $19,009,379, respectively, which has been presented as a current liability in the consolidated balance sheet at such date due to the collateral securing such line of credit consisting primarily of current assets and the continuing uncertainty with respect to the Company’s ability to maintain compliance under the terms and conditions of the line of credit.

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

At June 30, 2006, March 31, 2006, December 31, 2005 and September 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

On August 29, 2006, the loan and security agreement with GECC was amended and restated to extend its maturity date to March 24, 2010, and to allow the payment of principal on the Company’s subordinated secured promissory notes, subject to compliance with various agreements and covenants, with all other terms and conditions described above remaining substantially the same.

5. Commitments and Contingencies

Legal Proceedings

The Company and/or its subsidiary that owned its former operating business, Beyond the Wall, Inc., have periodically been defendants in various lawsuits and claims from various trade creditors and former landlords. Based on the Company’s contract relating to the sale of the Beyond the Wall, Inc. assets, certain of these claims are the responsibility of the buyer of the Beyond the Wall, Inc. business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at June 30, 2006 and September 30, 2005.

KES Acquisition was named in a wrongful death lawsuit before the Circuit Court of Cabell County, West Virginia (the “Court”), which was filed in December 2004. The action was brought by Stephanie Harshbarger, individually and as Administratrix of the Estate of Chad Harshbarger against Aero-Fab, Inc. and KES Acquisition. Mr. Harshbarger was an employee of Aero-Fab, Inc., an unaffiliated contractor, who died while working at the Mill in April 2004. KES Acquisition was defended by its insurance carrier in this action. On July 3, 2006, the Court dismissed KES Acquisition from the lawsuit, ruling that KES Acquisition was not within the Court’s jurisdiction. Notwithstanding such Court ruling, the plaintiff may appeal the ruling, or file an action against KES Acquisition in the State of Kentucky, neither of which has occurred to date. The Company does not believe that the resolution of this litigation will have a material adverse effect on its financial condition or results of operations.

Operating Commitments

The Mill has been operating under a the Pinnacle Agreement effective through October 31, 2009 that provides for Pinnacle Steel, LLC to provide, at its expense, employees to serve as the General Manager of the Mill and provide oversight and general management of the operations of the Mill, for which the management company receives an annual fee of $700,000, payable monthly, and bonus payments based on 16.6% of defined earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of $6,000,000 for the fiscal years ending September 30, 2006 and thereafter. Management bonus charged to operations was $437,000 and $1,101,000 for the three months and nine months ended June 30, 2006, respectively.

The Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $7,900,000 and $7,962,000 at June 30, 2006 and September 30, 2005, respectively.

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

On June 26, 2006, the Company issued an option to purchase 200,000 shares of common stock to a new director, exercisable through June 26, 2013 at $0.12 per share, which was the fair market value on the date of issuance. The fair value of the option, calculated pursuant to the Black-Scholes option-pricing model, was $24,000 ($0.12 per share). The option vests over a 12-month period in equal monthly installments beginning July 1, 2006.

7. Income Taxes

Income tax expense was $146,000 and $274,000 for the three months and nine months ended June 30, 2006, respectively, consisting of a provision for state income taxes. No federal income tax provision was provided for the three months and nine months ended June 30, 2006 as a result of the utilization of the Company’s net operating loss carryforwards as described below. No federal or state income tax provision was provided for the three months and nine months ended June 30, 2005 due to the Company reporting a pre-tax operating loss for such periods.

At September 30, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $291,060,000 that expire from 2012 through 2025. The use of approximately $36,000,000 of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code.

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

8. Subsequent Events

Investment in Planet Hollywood (Alabama), LLC

In August 2006, YouthStream invested $75,000 to acquire an 8.82% membership interest in Planet Hollywood (Alabama), LLC, a Florida limited liability company, to pursue a licensing and merchandising arrangement with Planet Hollywood International, Inc., or one or more of its subsidiaries (“PHI”). Planet Hollywood (Alabama), LLC was formed by PHI on June 22, 2005 and assigned certain rights held by PHI in connection with PHI’s role in the development of a charitable bingo facility, restaurant and entertainment venue in Shorter, Alabama with Lucky Palace, LLC (“Lucky”), a subsidiary of Lucky Palace, Inc. Libra Securities Holdings, LLC (“Libra Holdings”) is also involved in this business enterprise.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is expected to be an investor in Lucky. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra Holdings,and has an economic interest in Lucky. Jess M. Ravich, a director of YouthStream, is a principal of Libra Securities, a subsidiary of Libra Holdings. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in Planet Hollywood (Alabama), LLC and are expected to be investors in Lucky. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Holdings, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events (see Note 2).

Renegotiated Debt Agreements

On August 29, 2006, the loan and security agreement with GECC was amended and restated to extend its maturity date to March 24, 2010, and to allow the payment of principal on the Company’s subordinated secured promissory notes, subject to compliance with various agreements and covenants, with all other terms and conditions described above remaining substantially the same (See Note 4).

On August 29, 2006, the subordinated secured promissory notes were amended and restated to extend their maturity date to March 31, 2010, with all other terms and conditions described above remaining substantially the same (See Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

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

Subsequent to the Acquisition, the management of the Mill continued unchanged. The Acquisition did not result in any change in the Mill’s business operations or financial condition, and, other than as set forth herein, the working capital, operating cash flow, debt service obligations and credit profile of the Mill were not affected in any way by the Acquisition.

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

The Notes are structurally subordinate in right and payment of up to $40,000,000 of senior debt, including existing debt obligations in favor of GECC. Scheduled principal payments commence in (i) February 2007 with respect to the $19,000,000 principal amount of Notes issued in favor of KES Holdings and (ii) February 2011 with respect to the $21,000,000 principal amount of Notes issued in favor of Atacama. In addition, the Notes require additional quarterly principal payments out of "free cash", as that term is defined in the Note Purchase Agreement. The Notes bear interest at the rate of 8% per annum, payable annually during the first two years of the Note, as provided for in a letter agreement dated as of July 14, 2005 and effective as of February 28, 2005 by and among Acquisition Corp. and the Note holders, and quarterly thereafter. The obligations of Acquisition Corp. under the Notes are secured by a limited guaranty by YouthStream, which guaranty is secured by and limited in recourse solely to a pledge by YouthStream of all of its interest in Acquisition Corp. As of September 30, 2005, the balance outstanding on the Notes was $39,493,000, and related accrued interest payable was $1,852,384. As of June 30, 2006, the balance outstanding on the notes was $39,493,000 (of which $1,849,300 was classified as a current liability) and the related accrued interest payable was $1,149,862 (which was classified as a current liability).

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

Pursuant to a further letter agreement dated April 11, 2006 and effective as of February 27, 2006 by and among Acquisition Corp. and the Note holders, the interest payment of $3,200,000 due on February 27, 2006 was paid by the delivery of short-term notes due February 27, 2007 in the principal amount of $3,200,000, with interest at 8% per annum. The balance outstanding on the notes, net of eliminations, was $3,159,416 at June 30, 2006. Accrued interest payable was $85,174 at June 30, 2006.

Pursuant to the Notes, for the nine months ending September 30, 2005, Acquisition Corp., KES Acquisition and Atacama KES were collectively required to have, on a consolidated basis, in excess of $4,000,000 of earnings before interest, taxes, depreciation and amortization, calculated in accordance with generally accepted accounting principles ("EBITDA").  For each of the fiscal years ending on and after September 30, 2006, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $7,200,000 of EBITDA.  At March 31 of each fiscal year following the fiscal year ending September 30, 2005 in which the obligations under the Notes remain outstanding, Acquisition Corp., KES Acquisition and Atacama KES are collectively required to have, on a consolidated basis, in excess of $3,000,000 of EBITDA for the six months then ended. Effective September 23, 2005, the holders of the Notes executed an agreement to amend the Notes to eliminate the requirement that Acquisition Corp., KES Acquisition and Atacama KES collectively have, on a consolidated basis, in excess of $4,000,000 of EBITDA for the nine months ending September 30, 2005. The Company was in compliance with this minimum EBITDA requirement for the nine months ended June 30, 2006.

The holders of each share of 13% Series A Preferred Stock are entitled to receive a cumulative dividend at an annual rate of 13% of the sum of $1,000 and all accrued but unpaid dividends. The 13% Series A Preferred Stock contains a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends, and is redeemable out of, and to the extent of, legally available funds, at a redemption price equal to the sum of $1,000 and all accrued but unpaid dividends on the earlier to occur of (i) any liquidation of Acquisition Corp., (ii) the occurrence of an event of default under the Note Purchase Agreement pursuant to which the Notes were issued or (iii) the first anniversary of Acquisition Corp.’s full and complete repayment of the Notes. As of September 30, 2005, the balance outstanding on the 13% Series A Preferred Stock was $24,733,000, and related accrued dividends payable were $1,885,129. As of June 30, 2006, the balance outstanding on the 13% Series A Preferred Stock was $25,000,000 and related accrued dividends payable were $4,336,301.

Since the acquisition of the Mill by the Sellers, the Mill has been operating under a Management Services Agreement with Pinnacle Steel, LLC (the "Pinnacle Agreement"), which agreement remained in effect following the closing. The principals of Pinnacle Steel, LLC that manage the Mill have significant experience and expertise in the steel industry. The Pinnacle Agreement will remain in effect through October 31, 2009, subject to earlier termination or extension based on the financial performance of the Mill. Pinnacle is entitled to a monthly management fee and a management incentive fee as provided in the Pinnacle Agreement.

Subsequent to the acquisition of the Mill by the Sellers, KES Acquisition issued an aggregate of $7,000,000 of subordinated promissory notes to the Sellers and certain of their respective affiliates (the “Subordinated Promissory Notes”). The proceeds from the Subordinated Promissory Notes were used to accelerate the development and expansion of the Mill’s operations. The Subordinated Promissory Notes bear interest at the rate of 12% per annum, with interest payable monthly, subject to compliance with various agreements and covenants, are secured by a subordinated security interest in all of the assets of KES Acquisition, and are subject to an Intercreditor and Subordination Agreement dated March 24, 2004 with GECC. When originally issued, principal and interest were due and payable upon the earlier to occur of (i) an event of default under the Loan and Security Agreement with GECC or (ii) each note’s respective due date, which ranged from March 31, 2005 to December 31, 2005. As of September 30, 2005, the due dates of the notes had all been extended to December 31, 2006, if not repaid earlier. At September 30, 2005, accrued interest payable with respect to the Subordinated Promissory Notes was $1,085,753. At June 30, 2006, accrued interest payable with respect to the Subordinated Promissory Notes was $209,425.

Related parties with respect to this transaction are summarized as follows: Robert Scott Fritz, a director of YouthStream, is an investor in KES Holdings. Hal G. Byer, another director of YouthStream, is an employee of affiliates of Libra/KES Investment I, LLC ("Libra/KES"), the Manager of KES Holdings, and has an economic interest in KES Holdings through his relationship with Libra Securities, LLC ("Libra Securities"). Jess M. Ravich, a director of YouthStream effective as of June 26, 2006, is a principal of Libra/KES. In addition, affiliates of Mr. Ravich, including a trust for the benefit of Mr. Ravich and certain of his family members (the “Ravich Trust”) are investors in KES Holdings. Mr. Ravich, either directly or through the Ravich Trust, holds 1,860,000 shares of YouthStream's common stock, warrants to purchase 500,000 shares of YouthStream's common stock exercisable through August 31, 2008, 1,000,000 shares of YouthStream's redeemable preferred stock and an option to purchase 200,000 shares of YouthStream’s common stock exercisable through June 26, 2013, which was issued to Mr. Ravich under YouthStream’s 2000 Stock Option Incentive Plan in connection with his election to the Board of Directors. Through his positions at Libra/KES, Mr. Ravich managed the business of KES Acquisition through February 28, 2005. Subordinated Promissory Notes with a principal amount of $1,650,000 and $450,000 are payable to the Ravich Trust and Libra Securities Holdings, LLC, the parent of Libra Securities, respectively. Mr. Fritz and Mr. Byer have each previously acquired an option from the Ravich Trust for $2,500 ($0.04 per share) to purchase 62,500 shares of YouthStream's redeemable preferred stock issued to the Ravich Trust in January 2003, exercisable at $0.36 per share until December 31, 2006 or earlier upon the occurrence of certain events.

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

Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months and nine months ended June 30, 2006, net income allocable to the 19.99% minority shareholders was $26,210 and $56,439, respectively.

Pro Forma Information

The following pro forma operating data shown below presents the results of operations for the three months and nine months ended June 30, 2005, as if the Acquisition had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the Acquisition are not included in the net loss from continuing operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition actually taken place on the respective dates, or of future results of operations. Pro forma information for the three months and nine months ended June 30, 2005 is summarized as follows:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Net sales	$29,127,566	$82,865,839
Cost of sales	27,194,499	77,993,132
Gross margin	1,933,089	4,872,707
Operating income	638,552	1,066,767
Interest expense	(2,371,888)	(7,075,831)
Minority interest	218,439	218,439
Net loss from continuing operations	$(1,500,737)	$(5,693,104)

Basic and diluted net loss per common share	$(0.04)	$(0.15)
Weighted average common shares outstanding	39,242,251	39,242,251

Critical Accounting Policies and Estimates

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

Impairment of Assets

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

On September 22, 2005, the Securities and Exchange Commission ("SEC") issued rules to delay by one year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral to comply with the internal control reporting requirements until its fiscal year ending September 30, 2007. On August 9, 2006, the SEC issued two releases that when adopted are designed to grant smaller public companies further relief from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Results of Operations

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

For the nine months ended June 30, 2005, the Company’s results of operations only include the operations of the Mill for the four months March through June 2005.

As a result of the acquisition of the Mill, the Company’s financial statements for periods ending after March 1, 2005 are materially different from and are not comparable to its financial statements prior to that date.

Three Months Ended June 30, 2006 and 2005

Net Sales. Net sales were $34,284,157 for the three months ended June 30, 2006, an average of $11,428,052 per month, as compared to net sales of $29,127,566 for the three months ended June 30, 2005, an average of $9,709,189 per month. The increase in net sales in 2006 as compared to 2005 reflects a general improvement in the steel industry as well as the Company’s decision to focus on selling higher margin products.

Cost of Sales. Cost of sales was $29,407,919 for the three months ended June 30, 2006, resulting in gross profit of $4,876,238 and a gross profit margin of 14.2%. Cost of sales was $27,194,477 for the three months ended June 30, 2005, resulting in a gross profit of $1,933,089 and a gross profit margin of 6.6%. The increase in gross profit margin in 2006 as compared to 2005 reflects the Company’s decision to focus on selling higher margin products.

Selling Expenses. For the three months ended June 30, 2006, selling expenses were $389,025 or 1.1% of sales, as compared to selling expenses of $300,486 or 1.0% of sales for the three months ended June 30, 2005. Selling expenses consist primarily of sales commissions and personnel-related costs.

General and Administrative Expenses. For the three months ended June 30, 2006, general and administrative expenses were $1,559,607 or 4.5% of sales, as compared to general and administrative expenses of $994,051 or 3.4% of sales for the three months ended June 30, 2005. General and administrative expenses consist primarily of management and office compensation and related costs, legal and accounting fees, and insurance costs at both corporate facilities and the Mill.

Income from Operations. Income from operations was $2,927,606 for the three months ended June 30, 2006, as compared to income from operations of $638,552 for the three months ended June 30, 2005.

Interest Income. Interest income was $119 for the three months ended June 30, 2006, as compared to $9,944 for the three months ended June 30, 2005.

Interest Expense. For the three months ended June 30, 2006, interest expense was $2,324,794, which included interest expense related to the 8% notes payable of $850,711 and the 13% Series A Preferred Stock of $810,274 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $209,325 and the 4% notes payable of $11,040.

For the three months ended June 30, 2005, interest expense was $2,371,888, which included interest expense related to the 8% notes payable of $787,696 and the 13% Series A Preferred Stock of $801,621 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $209,425 and the 4% notes payable of $10,416.

Transaction Costs Related to KES Acquisition. The Company incurred $280,773 of costs with respect to the acquisition of the Mill, which were charged to operations during the three months ended June 30, 2005.

Other Income (Expense). For the three months ended June 30, 2006, other income was $2,249, as compared to other income of $4,216 for the three months ended June 30, 2005.

Income (Loss) before Income Taxes and Minority Interest. Income before income taxes and minority interest was $605,180 for the three months ended June 30, 2006, as compared to a loss before income taxes and minority interest of $(1,999,949) for the three months ended June 30, 2005.

Income Taxes. Income tax expense was $146,000 for the three months ended June 30, 2006, consisting of a provision for state income taxes. No federal income tax provision was provided for the three months ended June 30, 2006 as a result of the utilization of the Company’s net operating loss carryforwards. No federal or state income tax provision was provided for the three months ended June 30, 2005 due to the Company reporting a pre-tax operating loss for such period.

Income (Loss) before Minority Interest. Income before minority interest was $459,180 for the three months ended June 30, 2006, as compared to a loss before minority interest of $(1,999,949) for the three months ended June 30, 2005.

Minority Interest - Related Parties. Minority interest - related parties was $0 for the three months ended June 30, 2006 and $162,820 for the three months ended June 30, 2005. Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the three months ended June 30, 2006, net income allocable to the 19.99% minority shareholders was $26,210.

Net Income (Loss). Net income was $459,180 for the three months ended June 30, 2006, as compared to a net loss of $(1,837,129) for the three months ended June 30, 2005.

Nine Months Ended June 30, 2006 and 2005

Net Sales. Net sales were $104,287,949 for the nine months ended June 30, 2006, an average of $11,587,550 per month, as compared to net sales of $38,261,343 for the nine months ended June 30, 2005. If the Company had owned the Mill for the nine months ended June 30, 2005, pro forma net sales would have been $82,865,839, an average of $9,207,315 per month. The increase in net sales in 2006 as compared to 2005 reflects a general improvement in the steel industry as well as the Company’s decision to focus on selling higher margin products.

Cost of Sales. Cost of sales was $89,887,425 for the nine months ended June 30, 2006, resulting in gross profit of $14,400,524 and a gross profit margin of 13.8%. Cost of sales was $35,666,705 for the nine months ended June 30, 2005, resulting in a gross profit of $2,594,638 and a gross profit margin of 6.8%. If the Company had owned the Mill for the nine months ended June 30, 2005, pro forma gross profit would have been $4,872,707 and the gross profit margin would have been 5.9%. The increase in gross profit margin in 2006 as compared to 2005 reflects the Company’s decision to focus on selling higher margin products.

Selling Expenses. For the nine months ended June 30, 2006, selling expenses were $1,184,781 or 1.1% of sales, as compared to selling expenses of $412,544 or 1.1% of sales for the nine months ended June 30, 2005. Selling expenses consist primarily of sales commissions and personnel-related costs.

General and Administrative Expenses. For the nine months ended June 30, 2006, general and administrative expenses were $4,557,136 or 4.4% of sales, as compared to general and administrative expenses of $1,593,208 or 4.2% of sales for the nine months ended June 30, 2005. General and administrative expenses consist primarily of management and office compensation and related costs, legal and accounting fees, and insurance costs at both corporate and the Mill.

Income from Operations. Income from operations was $8,658,607 for the nine months ended June 30, 2006, as compared to income from operations of $588,886 for the nine months ended June 30, 2005.

Interest Income. Interest income was $321 for the nine months ended June 30, 2006, as compared to $35,478 for the nine months ended June 30, 2005.

Interest Expense. For the nine months ended June 30, 2006, interest expense was $7,107,146, which included interest expense related to the 8% notes payable of $2,456,894 and the 13% Series A Preferred Stock of $2,451,172 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $628,174 and the 4% notes payable of $32,888.

For the nine months ended June 30, 2005, interest expense was $3,208,954, which included interest expense related to the 8% notes payable of $1,056,032 and the 13% Series A Preferred Stock of $1,074,700 issued in conjunction with the acquisition of the Mill, the 12% notes payable of $280,767 and the 4% notes payable of $31,952.

Transaction Costs Related to KES Acquisition. The Company incurred $1,073,727 of costs with respect to the acquisition of the Mill, which were charged to operations during the nine months ended June 30, 2005. Included in such costs was $187,702 of transaction costs incurred by KES Acquisition.

Other Income (Expense). For the nine months ended June 30, 2006, other income was $88,048, as compared to other expense of $(29,489) for the nine months ended June 30, 2005.

Income (Loss) before Income Taxes and Minority Interest. Income before income taxes and minority interest was $1,639,830 for the nine months ended June 30, 2006, as compared to a loss before income taxes and minority interest of $(3,684,806) for the nine months ended June 30, 2005.

Income Taxes. Income tax expense was $274,000 for the nine months ended June 30, 2006, consisting of a provision for state income taxes. No federal income tax provision was provided for the nine months ended June 30, 2006 as a result of the utilization of the Company’s net operating loss carryforwards. No federal or state income tax provision was provided for the nine months ended June 30, 2005 due to the Company reporting a pre-tax operating loss for such period.

Income (Loss) before Minority Interest. Income before minority interest was $1,365,830 for the nine months ended June 30, 2006, as compared to a loss before minority interest of $(3,684,806) for the nine months ended June 30, 2005.

Minority Interest - Related Parties. Minority interest - related parties was $0 for the nine months ended June 30, 2006 and $430,931 for the nine months ended June 30, 2005. Minority interest - related parties was $430,931 on February 28, 2005. For the year ended September 30, 2005, the net loss of Acquisition Corp. (an 80.01% consolidated subsidiary) allocable to the 19.99% minority shareholders was $681,698, but the reduction to minority interest - related parties was limited to the balance at February 28, 2005 of $430,931. Accordingly, the remainder of the net loss of Acquisition Corp. allocable to the 19.99% minority shareholders for the year ended September 30, 2005 of $250,767 was included in the Company’s consolidated statement of operations for the year ended September 30, 2005, and will be recovered to the extent that Acquisition Corp. generates net income in future periods. For the nine months ended June 30, 2006, net income allocable to the 19.99% minority shareholders was $56,439.

Net Income (Loss). Net income was $1,365,830 for the nine months ended June 30, 2006, as compared to a net loss of $(3,253,875) for the nine months ended June 30, 2005.

Liquidity and Capital Resources - June 30, 2006

Overview

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

As of June 30, 2006 and September 30, 2005, the balance outstanding on the line of credit was $9,890,679 and $19,009,379, respectively, which has been presented as a current liability in the consolidated balance sheet at such date due to the collateral securing such line of credit consisting primarily of current assets and the continuing uncertainty with respect to the Company’s ability to maintain compliance under the terms and conditions of the line of credit.

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

At June 30, 2006, March 31, 2006, December 31, 2005 and September 30, 2005, KES Acquisition was in compliance with the fixed charge coverage ratio based on its consolidated financial statements.

In the event that KES Acquisition is not in compliance with the fixed charge coverage ratio in any future period, the Company intends to seek a further waiver of any default from the lender, and if no such waiver is received, the lender would have the right to accelerate the maturity of the line of credit at that time.

To the extent that the Mill generates taxable income in the future, the Tax Sharing Agreement with Acquisition Corp. and Atacama KES will generate cash payments to YouthStream equal to 50% of their respective “separate company tax liability”, subject to compliance with the GECC secured line of credit. The tax sharing payment due to YouthStream for the three months ended September 30, 2005 was $334,826, which was received in December 2005. The tax sharing payment due to YouthStream for the three months ended December 31, 2005 was $382,290, which was received in February 2006. The tax sharing payment due to YouthStream for the three months ended March 31, 2006 was $387,607, which was received, net of certain intercompany offsets, in July 2006. The tax sharing payment due to YouthStream for the three months ended June 30, 2006 was $500,027, which was received, net of certain offsets, in August 2006. YouthStream has approximately $255,000,000 of federal net operating loss carryovers currently available to offset any federal income tax liability of Acquisition Corp and Atacama KES in subsequent periods. YouthStream expects that its federal net operating loss carryovers will be sufficient to absorb most of any future federal income tax liability of Acquisition Corp. and Atacama KES.

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

On March 9, 2005, the Company completed the acquisition of a steel mini-mill located in Ashland, Kentucky. The Company utilized substantially all of its available cash resources to fund such acquisition and will require additional operating capital to fund corporate general and administrative expenses, which the Company expects to obtain primarily through periodic tax sharing payments from Acquisition Corp. and Atacama KES. In addition, the steel mini-mill restarted operations in late January 2004 after being acquired by the previous owners, and until recently has incurred losses. For the year ended September 30, 2005, operating income was $2,691,955 (which included the operations of the steel mini-mill for the seven month period March through September 2005), exclusive of interest expense. For the three months and nine months ended June 30, 2006, operating income was $2,927,606 and $8,658,607, respectively, exclusive of interest expense. The steel mini-mill relies on cash flows from operations to support a secured line of credit with GECC to fund its separate operations. As a result of improved operating performance of the steel mini-mill beginning in late 2005, the Company has been able to increase borrowing availability under this line of credit.

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

Operating Activities. During the nine months ended June 30, 2006, the Company generated $9,509,715 of cash from operating activities. During the nine months ended June 30, 2005, the Company used $2,629,587 of cash in operating activities, both to fund the corporate overhead of YouthStream and to fund the operations of the Mill for the four month period March through June 2005.

Investing Activities. During the nine months ended June 30, 2005, net cash provided by investing activities was $247,227, which consisted of principal and interest payments on the Beyond the Wall note receivable that the Company received in the February 2004 sale of the assets and operations of Beyond the Wall. During the nine months ended June 30, 2006, the Company did not have any investing activities.

Financing Activities. During the nine months ended June 30, 2006, net cash utilized in financing activities was $9,574,803, consisting of $9,193,700 to reduce borrowings under the secured line of credit with GECC, the repayment of $50,000 of short-term notes payable to certain directors, and payments on an equipment contract payable and capital lease obligation of $331,103. During the nine months ended June 30, 2005, net cash generated by financing activities was $1,279,243, consisting of $1,410,683 of borrowings under the secured line of credit with GECC, reduced by payments on an equipment contract payable and capital lease obligation of $131,440.

Summary of Restricted and Unrestricted Assets, Liabilities and Equity

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

A summary of the Company's restricted and unrestricted assets, liabilities and equity at June 30, 2006 (unaudited) and at September 30, 2005 is presented below.

June 30, 2006	Unrestricted	Restricted	As Reported

Current assets	$878,875	$32,677,835	$33,556,710
Property, plant and equipment, net	-	5,020,120	5,020,120
Other assets	-	462,130	462,130

Total assets	$878,875	$38,160,085	$39,038,960

Current liabilities	$10,182,245	$28,823,608	$39,005,853
Non-current liabilities	77,306,610	1,221,267	78,527,877
Equity:
Retained earnings (accumulated deficit)	(352,337,270)	6,437,702	(345,899,568)
Other	265,727,290	1,677,508	267,404,798

Total liabilities and equity	$878,875	$38,160,085	$39,038,960

September 30, 2005	Unrestricted	Restricted	As Reported

Current assets	$261,740	$35,453,821	$35,715,561
Property, plant and equipment, net	-	5,567,745	5,567,745
Other assets	-	638,948	638,948

Total assets	$261,740	$41,660,514	$41,922,254

Current liabilities	$4,224,995	$30,411,237	$34,636,232
Non-current liabilities	78,257,234	8,629,138	86,886,372
Equity:
Retained earnings (accumulated deficit)	(348,435,183)	1,169,785	(347,265,398)
Other	266,214,694	1,450,354	267,665,048

Total liabilities and equity	$261,740	$41,660,514	$41,922,254

Principal Commitments

At June 30, 2006, the Company's principal commitments consisted of the following obligations:

		Payments Due by 12 Month Periods Ending June 30, (in thousands)
Contractual cash obligations	Total	2007		2008		2009		2010		2011	There-after

4% notes payable	$4,917	$	---	$	---	$	---	$	---	$4,917	$	---
12% subordinated promissory notes payable	7,000		7,000		---		---		---	---		---
8% subordinated secured promissory notes payable	39,493		1,849		925		925		925	6,974		27,895
8% subordinated secured promissory notes payable - interest	3,159		3,159		---		---		---	---		---
Secured line of credit	9,891		9,891		---		---		---	---		---
Operating leases	1,274		416		390		390		78	---		---
Capital lease obligation	1,410		416		483		511		---	---		---
Equipment contact payable	193		83		110		---		---	---		---
Management services agreement	2,333		700		700		700		233	---		---
4% Series A Preferred Stock subject to mandatory redemption	5,269		---		---		---		---	5,269		---
13% Series A Preferred Stock of subsidiary subject to mandatory redemption, excluding accrued dividends	26,618		---		---		---		---	---		26,618
Total contractual cash obligations	$101,557		$23,514		$2,608		$2,526		$1,236	$17,160		$54,513

At June 30, 2006 and September 30, 2005, the Company did not have any material commitments for capital expenditures.

At June 30, 2006 and September 30, 2005, the Company has various short-term commitments for the purchase of materials, supplies and energy arising in the ordinary course of business which aggregated approximately $7,900,000 and $7,962,000, respectively.

Off-Balance Sheet Arrangements

The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements at June 30, 2006 or September 30, 2005.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the fiscal quarter ended June 30, 2006.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and/or its subsidiary that owned its former operating business, Beyond the Wall, have periodically been defendants in various lawsuits and claims from various trade creditors and former landlords. Based on the Company’s contract relating to the sale of the Beyond the Wall assets, certain of these claims are the responsibility of the buyer of the Beyond the Wall business. The Company evaluates its response in each situation based on the particular facts and circumstances of a claim. Accordingly, the ultimate outcome of these matters cannot be determined at this time and may ultimately result in judgments and liens against the Company or its assets. The Company has made sufficient accruals for the exposure related to such matters that have been deemed probable and reasonably estimable at June 30, 2006 and September 30, 2005.

KES Acquisition was named in a wrongful death lawsuit before the Circuit Court of Cabell County, West Virginia (the “Court”), which was filed in December 2004. The action was brought by Stephanie Harshbarger, individually and as Administratrix of the Estate of Chad Harshbarger against Aero-Fab, Inc. and KES Acquisition. Mr. Harshbarger was an employee of Aero-Fab, Inc., an unaffiliated contractor, who died while working at the Mill in April 2004. KES Acquisition was defended by its insurance carrier in this action. On July 3, 2006, the Court dismissed KES Acquisition from the lawsuit, ruling that KES Acquisition was not within the Court’s jurisdiction. Notwithstanding such Court ruling, the plaintiff may appeal the ruling, or file an action against KES Acquisition in the State of Kentucky, neither of which has occurred to date. The Company does not believe that the resolution of this litigation will have a material adverse effect on its financial condition or results of operations.

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

YOUTHSTREAM MEDIA NETWORKS, INC.
(Registrant)

DATE: September 13, 2006	By:	/s/ JOHN SCHEEL
John Scheel
Chief Executive Officer

DATE: September 13, 2006	By:	/s/ DONALD A. REISENBERG
Donald A. Reisenberg
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-80935, filed on March 6, 1996).

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

3.6	Bylaws (incorporated by reference to Exhibit 4.2 to YouthStream's Registration Statement on Form S-8, Registration No. 333-32022, filed on March 9, 2000).

3.7	Amendment to Bylaws (incorporated by reference to Exhibit 3.8 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.